Form 10-K405
period 1996-12-31
CREDIT MANAGEMENT SOLUTIONS INC
filed 1997-03-31
CIK 1024339

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED [FEE REQUIRED]

     For the fiscal year ended December 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED [NO FEE REQUIRED]

     For the transition period from               to
                                    -------------    -------------

                        Commission File Number 000-21735

                       CREDIT MANAGEMENT SOLUTIONS, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                Delaware                                               52-1549401
                --------                                               ----------
     (State or Other Jurisdiction of                      (I.R.S. Employer Identification No.)
     Incorporation or Organization)

 5950 Symphony Woods Road, Columbia, MD                                  21044
 --------------------------------------                                  -----
(Address of Principal Executive Offices)                               (Zip Code)

                                 (410) 740-1000
                                 --------------
              (Registrant's Telephone Number, Including Area Code)

          Securities registered pursuant to Section 12(b) of the Act:

                                      None
                                      ----

          Securities registered pursuant to Section 12(g) of the Act:

                              Title of each class
                              -------------------
                         Common Stock, $0.01 par value

                   Name of each exchange on which registered
                   -----------------------------------------
                             Nasdaq National Market

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes [ X ]  No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

At March 14, 1997, Credit Management Solutions, Inc. had 7,600,100 shares of Common Stock, par value $0.01, outstanding.

While it is difficult to determine the number of shares owned by non-affiliates, the registrant estimates that the aggregate market value of outstanding Common Stock on March 14, 1997 (based upon the average bid and asked prices of such Common Stock on the Nasdaq National Market on March 14,
1997) held by non-affiliates was approximately 2,990,000. For this computation, the registrant has excluded the market value of all shares of its Common Stock reported as beneficially owned by officers, directors and certain significant stockholders of the registrant. Such exclusion shall not be deemed to constitute an admission that any such stockholder is an affiliate of the registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12 and 13 of Part III of this Form 10-K are incorporated by reference from the registrant's definitive Proxy Statement to be furnished to stockholders in connection with the 1997 Annual Meeting of Stockholders. This Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, not later than April 30, 1997.

                                     PART I

Item 1.          Business.

This report contains certain statements of a forward-looking nature relating to future events or the future financial performance of Credit Management Solutions, Inc. ("CMSI" or the "Company"). Investors are cautioned that such statements are only predictors and that actual events or results may differ materially. In evaluating such statements, investors should specifically consider the various factors identified in this Report which could cause actual results to differ materially from those indicated by such forward-looking statements, including the matters set forth in "-- Risk Factors."

The Company was incorporated under the laws of the State of Maryland in 1987 and reincorporated under the laws of the State of Delaware in December 1996. CMSI is a developer and provider of software solutions and services for automating the consumer and small business credit analysis, decisioning and funding process. The Company's products and services allow its customers to automate the entire credit application process by enabling the rapid transmission of credit applications to multiple funding sources, expediting credit application analysis and decisioning and facilitating compliance with federal and state regulatory requirements. The Company's core product, CreditRevue, analyzes credit applications by automatically accessing third-party credit bureau reports, consulting the lending institution's internal loan guidelines and incorporating the loan "scorecards" used by lending institutions. To further support the needs of the lending industry, the Company developed Credit Connection, which became commercially available in July 1996. Credit Connection, a software-based service, links sources of credit origination through an online network that allows applications to be transmitted to multiple funding sources and credit decisions to be delivered back to the point of origin in a matter of minutes. To date, Credit Connection has generated approximately $48,500 in revenues.

        PRODUCTS AND SERVICES

CreditRevue

CreditRevue is a UNIX-based software solution designed to automate the entire credit application process from the entry of the credit application to the credit decision and through the transfer of the funding information to the lender's servicing system. Using CreditRevue, a lender can automate the analysis of a wide range of consumer lending products, including vehicle loans and leases, home equity loans and credit cards. Before CreditRevue is installed, the Company completes a review of the customer's credit application processing environment. CreditRevue is then configured to address the lender's specifications, including the lender's underwriting, approval and funding processes. The Company designs interfaces to the lender's other related systems, such as their branch automation software, customer information repository, and loan servicing software.

The Company markets the following supplemental CreditRevue products:

                 * CrossSell adds call center management to the credit origination process designed to create in-bound or out-bound telemarketing scripts for use by customer service representatives to market a variety of products to potential customers.

                 * INCredit automates credit origination for loans to small businesses. With INCredit, application and credit details can be gathered, scored and analyzed for both the business and its principals or guarantors.

                 * CreditRevue Data Server enables the lender's other software applications to communicate with CreditRevue. CreditRevue Data Server is used by the Company's customers to connect CreditRevue to the Credit Connection service, as well as bank branches, order entry systems and voice response units.

In addition to these products, the Company is developing CreditRevue Service Bureau, which will be designed to allow lenders to connect multiple terminals or personal computers to the Company's service bureau system to access CreditRevue. CreditRevue Service Bureau will be targeted to small and medium sized financial institutions seeking to minimize the up-front hardware and software costs of an in-house system. The Company will charge an initial set up fee for CreditRevue Service Bureau and transaction fees for each credit application processed. Additional charges will be assessed for other value-added services, such as reporting. CreditRevue Service Bureau is expected to be available in late 1997.

The Company is designing a new version of CreditRevue that will allow the software to be configured without extensive coding. The Company believes this will reduce the current implementation time from eight to 10 months to four to six months. The new version will also allow the Company to improve the way its existing products are leveraged to create new applications for other markets. The Company expects that the new version will be completed in the third quarter of 1997.

Credit Connection

Credit Connection offers connectivity between points of credit origination, such as automobile dealers, and multiple funding sources. Credit Connection allows a dealer to enter a credit application for a consumer loan or lease. The dealer can request one or more credit bureaus which can then be reviewed in several different formats. The dealer can select one or more lending institutions to which the credit application should be sent and can specify criteria which determines how the application is to be sequenced and automatically forwarded to secondary sources (e.g., if the first lending institution does not respond within 10 minutes). The dealer can then view the credit decisions online. When the lending institution supports automated funding, the dealer can have the funds for the loan transferred to the dealer's bank account without having to wait for the actual contract to arrive at the funding source. Credit Connection provides several other features to dealerships, including online vehicle valuation guides and funding source news. For the funding source, Credit Connection provides a single interface to communicate with any number and type of credit originators.

The Company's agreements with each lending institution that subscribes to the Credit Connection service include a provision that the Company and the lending institution develop and implement a marketing plan describing how the lending institution will utilize its sales force to increase dealership subscriptions to the Credit Connection service. The Company also has been pursuing remarketing arrangements for the Credit Connection service with vendors that provide automated systems for dealership management and operations. The Company recently signed an agreement to form a strategic alliance with the Dealer Service Group of ADP to remarket Credit Connection. The agreement with ADP provides for ADP to offer the Credit Connection service as its standard approach to establish electronic interfaces between dealerships and financial institutions. Under certain limited circumstances, ADP may provide an interface which is different from the Company's. ADP does not currently remarket any third party products or services which compete with the Credit Connection service. To date, ADP is the only remarketer to have entered into an agreement with the Company. See "-- Sales and Marketing."

The Company's agreements with lending institutions that are licensees of CreditRevue typically require that the Credit Connection service be utilized as the exclusive interface between CreditRevue software and applications transmitted electronically from third parties. The ability of Credit Connection lending institutions that are not CreditRevue licensees to receive applications transmitted electronically from third parties by means other than the Credit Connection service is not similarly restricted.

The Company is also marketing Credit Connection LenderLink, which facilitates the electronic transfer of credit applications and decisions between lending institutions through the Credit Connection network. Using Credit Connection LenderLink, a prime lender can automatically forward credit applications which it has declined to a sub-prime lender. The sub-prime lender can return a decision electronically to the prime lender, which then communicates the decision to the credit originator. Credit Connection LenderLink benefits all three parties, the credit originator, the prime lender and the sub-prime lender. The credit originator gets a higher rate of approvals since applications declined by the prime lender have additional opportunities to be approved. The prime lender gets a referral fee from the sub-prime lender, and the sub-prime lender gets a source for additional customers.

In addition, the Company is developing the following Credit Connection products and services:

                 * Credit Connection for Windows will be a graphical, client/server version of the dealer software that connects to the Credit Connection host using the Internet or a private network. This new software will be designed to reduce communication costs and provides easier deployment, an improved user interface and additional functionality. The Company expects that Credit Connection for Windows will become commercially available in the second quarter of 1997.

                 * Credit Connection Online will allow consumers to use the World Wide Web to apply for loans and receive online decisions from lenders subscribing to Credit Connection. Consumers can enter applications at the Company's Web site, a subscribing lender's Web site or a third-party remarketer's Web site. Credit Connection Online will be used initially to originate automobile loans from ADP's AutoConnect(TM) Web site and forward those loans to NationsBank through Credit Connection. The Company expects to release this service in the second quarter of 1997.

    CUSTOMERS

The Company has over 35 customers, including banks, savings and loan associations, finance companies, sub-prime lenders, leasing companies, student lenders and a telecommunications company. The Company intends to continue to focus on the financial services industry and to target the insurance, utilities and healthcare industries. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of those customers who have accounted for 10% or more of the Company's revenues in any of the past three years.

    PRODUCT DEVELOPMENT

Since its inception, the Company has made substantial investments in product development and has a dedicated product development organization which periodically releases new products and enhancements to existing products. The Company believes that its future performance will depend in large part on the Company's ability to enhance its current products and services and to develop new products on a timely and cost-effective basis that will keep pace with technological developments and evolving industry standards, as well as address the increasingly sophisticated needs of the Company's customers. The Company plans to introduce and market several new products and services and enhancements to its existing products and services in 1997, including a new version of CreditRevue, CreditRevue Service Bureau, Credit Connection for Windows and Credit Connection Online. See "-- Products and Services." While the Company anticipates that certain new products and services will be developed internally, the Company may, based on timing and cost considerations, acquire or license technology or software from third parties when appropriate. For a discussion of certain risks associated with the Company's product development program, see "- Risk Factors - Rapid Technological Change; Risk Associated with New Products, Services or Enhancements" and "- Risk Factors - Risk of Defects, Development Delays and Lack of Market Acceptance."

As of December 31, 1996, the Company's product development staff consisted of 16 employees. The Company anticipates that it will continue to commit resources to product development in the future.

    CUSTOMER SERVICE AND SUPPORT

The Company believes that its success is dependent in part upon its ability to provide customers with responsive, prompt and efficient support and training. Each customer has a maintenance agreement, which is typically coterminous with the license agreement, providing for service, support and product enhancements. The Company offers its clients a wide range of support services to assist its customers in deriving the most effective use of the Company's products and services, including technical support, formalized training and a user hotline. The Company's services also include implementation planning and assistance, software installation, software operations training and software maintenance.

As of December 31, 1996, the Company's dedicated customer service and support team included 10 employees. CMSI's support personnel are available to its customers 24 hours a day, seven days a week through a hotline. The Company tracks each customer's service history to identify trends or problem areas and to recommend solution strategies. Most customer support questions are answered during the initial call. The Company can access a customer's system through a modem to diagnose the situation and implement corrective measures, if necessary. The Company also makes on-site visits for emergency or serious problem situations.

The Company believes that its customers typically base their decisions to purchase the Company's products and services partly on the support and maintenance offered with such products and services. The Company intends to continue to strengthen its support team and reputation by adding professional personnel with significant experience in the financial services and software industries.

    SALES AND MARKETING

The Company sells its CreditRevue products through a direct sales organization. The sales cycle begins with the generation of a sales lead or the receipt of a request for proposals from a prospective customer. While the sales cycle varies substantially from customer to customer, it typically requires six to eight months.

As of December 31, 1996, the Company's sales and marketing organization consisted of seven employees based at the Company's corporate headquarters in Columbia, Maryland. To support its sales force, the Company conducts comprehensive marketing programs, which include direct mail, public relations, seminars, trade shows and ongoing customer communications programs. The Company also sponsors an annual users' group meeting for its CreditRevue customers.

The sales effort for Credit Connection comprises both direct and indirect marketing activities. Direct sales efforts are concentrated on selling the service to financial institutions, automobile superstores and finance and insurance systems providers. Direct sales efforts are supported by participation in both financial and automotive trade shows and conferences, financial press relations and targeted mailings. The Company also supports the indirect sales efforts of the sales organizations of certain financial institutions which have well-established relationships with many of the automobile dealerships in the United States. The Company supports its indirect sales channels through a variety of marketing communications efforts including the development of brochures and direct mail pieces, production of sales videos, participation in trade shows and conferences, support for bank dealer focus groups, advertising, press relations and seminar support.

In November 1996, the Company entered into an agreement to form a strategic alliance with the Dealer Services Group of ADP. Under the terms of the agreement, the Company and ADP have agreed to integrate Credit Connection with ADP's automated dealership management and operations systems so that ADP can remarket and license Credit Connection to ADP's automobile dealer customers. In exchange for its services, ADP is entitled to a percentage of the net revenues from transactions generated by ADP's dealers. In addition, pursuant to the agreement, ADP has the right to name one director to the Company's Board of Directors. The agreement may be terminated by either party without penalty. While the Company has also initiated discussions with other dealer system vendors and intends to establish relationships with such vendors to expand the market presence of Credit Connection, the Company has taken no material steps to establish such relationships.

    BACKLOG

At December 31, 1996, the Company had entered into contracts for its services for which $3.5 million of revenues will be recognized in future periods. At December 31, 1995, this comparable amount was $5.5 million.

    COMPETITION

The credit processing software and services industry is intensely competitive and rapidly changing. The Company believes its ability to compete depends upon many factors within and outside its control, including the timing and market acceptance of new products and services and enhancements developed by the Company and its competitors, including (i) application software companies, (ii) management information systems departments of potential customers, (iii) third-party professional services organizations, and (iv) computer services outsourcing providers which offer service bureau-based credit processing solutions. Competitors for CreditRevue include American Management Systems, Inc., Appro Systems, Inc., CFI ProServices, Inc., Fair, Isaac and Company, Inc. and Affinity Technology Group, Inc. Competitors for Credit Connection include The Reynolds & Reynolds Company and International Business Machines Corporation ("IBM"). Many of the Company's competitors are substantially larger than the Company and have significantly greater financial, technical and marketing resources and established, extensive direct and indirect channels of distribution. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products and services than the Company.

As is typical in the software industry, many actual or potential customers of the Company may become competitors by developing competitive technology internally. Due to the relatively low barriers to entry in the software market, the Company expects additional competition from other established and emerging companies as the credit processing software market continues to develop and expand. The Company also expects that competition will increase as a result of software industry consolidations. The Company anticipates that its competitors may develop or acquire products or services that provide functionality that is similar to that produced by the Company's products and services, and that such products and services may be offered at a significantly lower price or bundled with other products and services. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of the Company's prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which would have a material adverse effect on the Company's business, results of operations and financial condition. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures will not have a material adverse effect on the Company's business, results of operations and financial condition.

    INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

The Company's success is heavily dependent upon its proprietary technology. The Company regards its software products and services as proprietary, and relies primarily on a combination of contract, copyright and trademark law, trade secrets, confidentiality agreements and contractual provisions to protect its proprietary rights. The Company has no patents on its products currently in commercial use, and existing trade secrets and copyright laws afford only limited protection. The Company has applied for a United States patent on portions of Credit Connection. There can be no assurance that a patent will be granted pursuant to the Company's application or that, if granted, such patent would survive a legal challenge to its validity or provide adequate protection. Furthermore, there can be no assurance that others will not design around any patents issued to the Company.

It is the Company's policy to enter into confidentiality and assignment agreements with its employees. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use the Company's products or technology without authorization, to obtain and use information that the Company regards as proprietary, or to develop similar or superior products or technology independently. Policing unauthorized use of the Company's products is difficult, and while the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem, particularly in international markets and as a result of the growing use of the Internet. The source code for the Company's proprietary software is protected both as a trade secret and as a copyrighted work. The Company has in the past and may in the future make source code for one or more of its products available to certain of its customers and strategic partners which may increase the likelihood of misappropriation or other misuse of the Company's software. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technologies.

The Company has obtained a perpetual worldwide license for the use of the registered trademark Credit Connection. "CreditRevue" and "INCredit" are registered trademarks of the Company. "Cross Sell," "CreditRevue Service Bureau," "CreditRevue Data Server," "Credit Connection for Windows," "Credit Connection Online," "Credit Connection LenderLink" and the Company logo are trademarks of the Company. The Company is not aware that any of its products, services, trademarks or other proprietary rights infringe the proprietary rights of third parties. However, there can be no assurance that third parties will not assert infringement claims against the Company in the future with respect to current or future products or services. As the number of software products and services in the industry increases and the functionality of these products and services further overlaps, the Company believes that software developers may become increasingly subject to infringement claims. Furthermore, there can be no assurance that former employers of the Company's present and future employees will not assert claims that such employees have improperly disclosed confidential or proprietary information to the Company. Any such claims, with or without merit, can be time consuming and expensive to defend, cause product and service delays, or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company, or at all, which could have a material adverse effect on the Company's business, results of operations and financial condition.

    EMPLOYEES

As of December 31, 1996, the Company had 140 full time employees, including 16 in product development, 91 in technical operations, 10 in sales and marketing and 23 in finance and administration. The Company's employees are not covered by any collective bargaining agreements. The Company has experienced no work stoppages and believes that its relations with its employees are good.

    RISK FACTORS

Uncertainty of Future Results of Operations; Fluctuations in Quarterly Results of Operations

Prior growth rates in the Company's revenue and net income should not be considered indicative of future results of operations. Future results of operations will depend upon many factors, including market acceptance of new services, including the Company's Credit Connection and CreditRevue Service Bureau, the demand for the Company's products and services, the successful transition from predominantly license fee-based revenue to predominantly transaction fee-based revenue, the timing of new product and service introductions and software enhancements by the Company or its competitors, the level of product, service and price competition, the length of the Company's sales cycle, the size and timing of individual transactions, the delay or deferral of customer implementations, the Company's success in expanding its customer support organization, direct sales force and indirect distribution channels, the nature and timing of significant marketing programs, the mix of products and services sold, the timing of new hires, the ability of the Company to develop and market new products and services and control costs, competitive conditions in the industry and general economic conditions. In addition, the decision to implement the Company's products or services typically involves a significant commitment of customer resources and is subject to the budget cycles of the Company's customers. Licenses of CreditRevue generally reflect a relatively high amount of revenue per order. The loss or delay of individual orders, therefore, would have a significant impact on the Company's revenue and quarterly results of operations. The timing of revenue is difficult to predict because of the length and variability of the Company's sales cycle, which has ranged to date from two to 18 months from initial customer contact to the execution of a license agreement. In addition, since a substantial portion of the Company's revenue is recognized on a percentage-of-completion basis, the timing of revenue recognition for its licenses may be materially and adversely affected by delays or deferrals of customer implementations. Such delays or deferrals may also increase expenses associated with such implementations which would materially and adversely affect related operating margins. The Company's operating expenses are based in part on planned product and service introductions and anticipated revenue trends and, because a high percentage of these expenses are relatively fixed, a delay in the recognition of revenue from a limited number of transactions could cause significant variations in operating results from quarter-to-quarter and could result in operating losses. To the extent such expenses precede, or are not subsequently followed by, increased revenues, the Company's results of operations would be materially and adversely affected. As a result of these and other factors, revenues for any quarter are subject to significant variation, and the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. There can be no assurance that the Company will be profitable in any future quarter or that such fluctuations in results of operations will not result in volatility in the price of the Company's Common Stock. Due to all of the foregoing factors, it is likely that in some future quarter the Company's results of operations will be below the expectations of public market analysts and investors. In such event, the market price of the Company's Common Stock will be materially and adversely affected. See "-- Market Acceptance of Credit Connection; Transition to Transaction-Based Revenue."

Dependence on CreditRevue Product Line

License fees, maintenance fees and third-party computer hardware sales associated with licenses and installations of CreditRevue accounted for virtually all of the Company's revenues through December 31, 1996. Although the Company has recently introduced its Credit Connection service, the Company expects that revenues generated from licenses and installations of CreditRevue will continue to account for a significant portion of the Company's revenues for the foreseeable future. To date, Credit Connection has generated approximately $48,500 in revenues. The life cycles of the Company's products and services are difficult to predict due to the effect of new product and service introductions or software enhancements by the Company or its competitors, market acceptance of new and enhanced versions of the Company's products and services, and competition in the Company's marketplace. A decline in the demand for CreditRevue, whether as a result of competition, technological change, price reductions or otherwise, would have a material adverse effect on the Company's business, results of operations and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Lengthy Sales and Implementation Cycle

The licensing of the Company's software products and services is often an enterprise-wide decision by prospective customers and generally requires the Company to provide a significant level of education to prospective customers regarding the use and benefits of the Company's products and services. In addition, the implementation of the Company's software products involves a significant commitment of resources by prospective customers and is commonly accompanied by substantial reengineering efforts and a review of the customer's credit analysis, decisioning and funding processes. The cost to the customer of the Company's products and services is typically only a portion of the related hardware, software, development, training and integration costs associated with implementing a large-scale automated credit origination information system. For these and other reasons, the period between initial customer contact and the implementation of the Company's products is often lengthy (ranging from between two and 18 months) and is subject to a number of significant delays over which the Company has little or no control. The Company's implementation cycle could be lengthened by increases in the size and complexity of its license transactions and by delays or deferrals in its customers' implementation of appropriate interfaces and networking capabilities. Delays in the sale or implementation of a limited number of license transactions could have a material adverse effect on the Company's business, results of operations and financial condition and cause the

Company's results of operations to vary significantly from quarter to quarter. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Market Acceptance of Credit Connection; Transition to Transaction-Based Revenue

The Company's Credit Connection service has recently been commercially introduced and the Company's CreditRevue Service Bureau service is under development and is expected to be introduced in late 1997. These services are projected to account for a significant portion of the Company's revenues in the future. As a result, demand and market acceptance for these services are subject to a high level of uncertainty, and the Company will be heavily dependent on their market acceptance. There can be no assurance that these services will be commercially successful. The failure of the Company to generate demand for Credit Connection or CreditRevue Service Bureau or the occurrence of any significant technological problems with such services would have a material adverse effect on the Company's business, results of operations and financial condition. Historically, virtually all of the Company's revenues have been derived from license fees, maintenance fees and hardware sales associated with licenses and installations of CreditRevue. Under the terms of its license agreements, a majority of the Company's revenues are realized during the configuration and installation of CreditRevue. However, the Company anticipates that a significant portion of the Company's future revenues will be derived from per-usage transaction-based fees charged to credit originators and financial institutions for transactions originated from the Credit Connection and CreditRevue Service Bureau services. There can be no assurance that the Company will successfully manage the transition of a significant portion of its revenues from license-based revenue to transaction-based revenue. The failure of the Company to successfully manage the transition to a transaction-based revenue stream would have a material adverse effect on the Company's business, results of operations and financial condition.

Reliance on Certain Relationships

The Company has established relationships with a number of companies that it believes are important to its sales, marketing and support activities, as well as to its product, service and software development efforts. The Company has relationships with automated scorecard companies, hardware vendors and credit bureaus and has also formed a strategic alliance with ADP for remarketing Credit Connection. There can be no assurance that these companies, most of which have significantly greater financial and marketing resources than the Company, will not develop or market products and services which will compete with the Company's products and services in the future. Furthermore, since many of these relationships are informal in nature, they are terminable by either party at will. Other relationships are terminable by either party after a relatively short notice period. There can be no assurance that these companies will not otherwise discontinue their relationships with or support of the Company. The failure by the Company to maintain its existing relationships or to establish new relationships in the future, because of a divergence of interests, acquisition of one or more of these third parties or other reasons, could have a material adverse effect on the Company's business, results of operations and financial condition. See "-- Sales and Marketing."

Dependence on Large License Fee Contracts and Customer Concentration

A relatively small number of customers have accounted for a significant percentage of the Company's revenues. License fees for CreditRevue are based on a percentage-of-completion method on a cost-incurred basis with the final installment being paid in full upon acceptance of the Company's software. The Company receives continuing revenues on CreditRevue from annual maintenance agreements which commence upon acceptance of the software by the customer. Maintenance agreements are renewable annually by the customer, and the license agreements are generally co-terminous with the maintenance agreements. Although the Company has experienced a high degree of customer loyalty, the Company cannot predict how many maintenance agreements will be renewed or the number of years of renewal. Revenues generated by the Company's 10 largest customers accounted for 65.1% and 77.4% of total revenues in 1996 and 1995, respectively. Two of the Company's customers accounted for 19.9% and 12.9% of total revenues, respectively, in 1995. None of the Company's customers accounted for 10% or more of total revenues in 1996. The Company expects that a limited number of customers will continue to account for a significant percentage of revenue for the foreseeable future. The loss of any major customer or any reduction or delay in orders by any such customer, delay or deferral in configurations or enhancements by such customers or the failure of the Company to successfully market its products or services to new customers, could have a material adverse effect on the Company's business, results of operations and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Dependence on Consumer Retail Lending Industry; Cyclical Nature of Consumer Lending

The Company's business is currently concentrated in the consumer lending industry and is expected to be so concentrated for the foreseeable future, thereby making the Company susceptible to a downturn in the consumer lending industry. For example, a decrease in consumer lending could result in a smaller overall market for the Company's products and services. Furthermore, banks in the United States are continuing to consolidate, decreasing the overall potential number of customers for the Company's products and services. In addition, demand for consumer loans has been historically cyclical, in large part based on general economic conditions and cycles in overall consumer indebtedness levels. Changes in general economic conditions that adversely affect the demand for consumer loans, the willingness of financial institutions to provide funds for such loans, changes in interest rates and the overall consumer indebtedness level, as well as other factors affecting the consumer lending industry, could have a material adverse effect on the Company's business, results of operations and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Management of Changing Business

The Company has experienced significant changes in its business, such as an expansion in the Company's staff and customer base and the development of new products, services and enhancements to its software, including the recent commercial release of Credit Connection. Such changes have placed and may continue to place a significant strain upon the Company's management, systems and resources. As of December 31, 1996, the Company had grown to 140 employees from 103 employees at December 31, 1995. The Company's ability to compete effectively and to manage future changes will require the Company to continue to improve its financial and management controls, reporting systems and procedures and budgeting and forecasting capabilities on a timely basis and expand its sales and marketing work force, and train and manage its employee work force. There can be no assurance that the Company will be able to manage such changes successfully. The Company's failure to do so could have a material adverse effect upon the Company's business, results of operations and financial condition. See "-- Sales and Marketing."

Dependence on Key Personnel

The Company's future performance depends in significant part upon the continued service of its key technical, sales and senior management personnel, particularly James R. DeFrancesco, President and

Chief Executive Officer, and Scott L. Freiman, Executive Vice President. The Company has obtained for key-person life insurance on the lives of each of Messrs. DeFrancesco and Freiman. The loss of the services of one or more of the Company's executive officers could have a material adverse effect on the Company's business, results of operations and financial condition. The Company retains its key employees through the use of equity incentive programs, including stock option plans, employee stock purchase plans, and competitive compensation packages. The Company has no employment agreements and does not intend to enter into any such agreements in the foreseeable future. The Company's future success also depends on its continuing ability to attract and retain highly qualified technical, customer support, sales and managerial personnel. In particular, the Company has encountered difficulties in hiring sufficient numbers of programmers and technical personnel. Competition for qualified personnel is intense, and there can be no assurance that the Company will be able to retain its key technical, sales and managerial employees or that it can attract, assimilate or retain other highly qualified technical, sales and managerial personnel in the future.

Rapid Technological Change; Risk Associated with New Products, Services or Enhancements

The credit processing software products and services industry in which the Company competes is characterized by rapid technological change, frequent introductions of new products and services, changes in customer demands and evolving industry standards. The introduction or announcement of new products, services or enhancements by the Company or one or more of its competitors embodying new technologies or changes in industry standards or customer requirements could render the Company's existing products or services obsolete or unmarketable. Accordingly, the life cycles of the Company's products are difficult to estimate. The Company's future results of operations will depend, in part, upon its ability to enhance its products and services and to develop and introduce new products and services on a timely and cost-effective basis that will keep pace with technological developments and evolving industry standards, as well as address the increasingly sophisticated needs of the Company's customers. There can be no assurance that these new products and services will gain market acceptance or that the Company will be successful in developing and marketing new products or services that respond to technological change, evolving industry standards and changing customer requirements, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products or services, or that its new products or services will adequately meet the requirements of the marketplace and achieve any significant degree of market acceptance. In addition, a majority of the Company's current products operate in the UNIX operating system. Although the Company's software is designed to work with other operating environments, a requirement to port to a different operating system could be costly and time consuming and could have a material adverse effect on the Company's business, results of operations and financial condition. Failure of the Company to develop and introduce, for technological or other reasons, new products and services in a timely and cost-effective manner could have a material adverse effect on the Company's business, results of operations and financial condition. Furthermore, the introduction or announcement of new product or service offerings or enhancements by the Company or the Company's competitors may cause customers to defer or forgo purchases of the Company's products or services, which could have a material adverse effect on the Company's business, results of operations and financial condition. See "-- Product Development."

System Interruption and Security Risks; Potential Liability; Possible Lack of Adequate Insurance; and System Inadequacy

The Company's operations are dependent, in part, on its ability to protect its system from interruption by damage from fire, earthquake, power loss, telecommunication failure, unauthorized entry or other events beyond the Company's control. The Company's computer equipment constituting its central computer system, including its processing operations, is located at a single site. The Company is currently in the planning stages of acquiring and implementing a back-up, off-site processing system capable of supporting its operations in the event of system failure. The Company intends to have such system operational by the second quarter of 1997. Prior to such implementation, the Company's operations are subject to substantial risks, including temporary interruptions resulting from damage caused by any one or more of the foregoing factors or due to other causes including computer viruses, hackers or similar disruptive problems. While the Company maintains $1.84 million of property insurance policies, a business interruption insurance policy, a $3.0 million errors and omissions insurance policy and a $10.0 million umbrella insurance policy, such insurance may not be adequate to compensate the Company for all losses that may occur or to provide for costs associated with system failure or business interruption. Any damage or failure that causes interruptions in the Company's operations could have a material adverse effect on the Company's business, results of operations and financial condition. Persistent problems continue to affect public and private data networks. For example, in a number of networks, hackers have bypassed firewalls and have appropriated confidential information. Such computer break-ins and other disruptions may jeopardize the security of information stored in and transmitted through the computer systems of the parties utilizing the Company's services, which may result in significant liability to the Company and also may deter potential customers from using the Company's services. In addition, while the Company attempts to be careful with respect to the employees it hires and maintain controls through software design, security systems and accounting procedures to prevent unauthorized employee access, it is possible that, despite such safeguards, an employee of the Company could obtain access, which would also expose the Company to a risk of loss or litigation and possible liability to users. The Company attempts to limit its liability to customers, including liability arising from the failure of the security features contained in the Company's system and services, through contractual provisions. However, there can be no assurance that such limitations will be enforceable. There can be no guarantee that the growth of the Company's customer base will not strain or exceed the capacity of its computer and telecommunications systems and lead to degradations in performance or system failure. Any damage, failure or delay that causes interruptions in the Company's operations could have a material adverse effect on the Company's business, results of operations and financial condition.

Risk of Defects, Development Delays and Lack of Market Acceptance

Software products and services as sophisticated as those offered by the Company often encounter development delays and may contain defects or failures when introduced or when new versions are released. The Company has in the past and may in the future experience delays in the development of software and has discovered, and may in the future discover, software defects in certain of its products. Such delays and defects may result in lost revenues during the time corrective measures are being taken. Although the Company has not experienced material adverse effects resulting from any such defects to date, there can be no assurance that, despite testing by the Company, errors will not be found in its existing software in future releases or enhancements, or that the Company will not experience development delays, resulting in delays in the commercial release of new products and services, the loss of market share or the failure to achieve market acceptance. Any such occurrence could have a material adverse effect upon the Company's business, results of operations and financial condition. See "-- Products and Services" and "-- Product Development."

Future Capital Needs; Uncertainty of Additional Financing

The Company currently anticipates that its available cash resources combined with anticipated funds from operations will be sufficient to meet its presently anticipated working capital and capital expenditure requirements through 1997. Thereafter, the Company may need to raise additional funds.

The Company may need to raise additional funds sooner in order to fund more rapid expansion, to develop new or enhanced products and services, to respond to competitive pressures or to acquire complementary businesses or technologies. If additional funds are raised through the issuance of equity securities, the percentage ownership of the stockholders of the Company will be reduced, stockholders may experience additional dilution, or such equity securities may have rights, preferences or privileges senior to those of the holders of the Company's Common Stock. There can be no assurance that additional financing will be available when needed on terms favorable to the Company or at all. If adequate funds are not available or are not available on acceptable terms, the Company may be unable to develop or enhance its products and services, take advantage of future opportunities or respond to competitive pressures, which could have a material adverse effect on the Company's business, results of operations and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

Government Regulation and Uncertainties of Future Regulation

The Company's current and prospective customers, which consist of state and federally chartered banks, saving and loan associations, credit unions, consumer finance companies and other consumer lenders, as well as customers in the industries that the Company may target in the future, operate in markets that are subject to extensive and complex federal and state regulations. While the Company is not itself directly subject to such regulations, the Company's products and services must be designed to work within the extensive and evolving regulatory constraints in which its customers operate. These constraints include federal and state truth-in-lending disclosure rules, state usury laws, the Equal Credit Opportunity Act, the Fair Credit Reporting Act and the Community Reinvestment Act. Furthermore, some consumer groups have expressed concern regarding the privacy and security of automated credit processing, the use of automated credit scoring tools in credit underwriting, and whether electronic lending is a desirable technological development in light of the current level of consumer debt. The failure by the Company's products and services to support customers' compliance with current regulations and to address changes in customers' regulatory environment, or to adapt to such changes in an efficient and cost-effective manner, could have a material adverse effect on the Company's business, results of operations and financial condition.

Control by Existing Stockholders

Assuming no exercise of outstanding options, James R. DeFrancesco, the Company's President and Chief Executive Officer, and Scott L. Freiman, the Company's Executive Vice President, collectively beneficially own approximately 64% of the outstanding shares of Common Stock. As a result, these stockholders will be able to exercise control over matters requiring stockholder approval, including the election of directors, and the approval of mergers, consolidations and sales of all or substantially all of the assets of the Company. This may prevent or discourage tender offers for the Company's Common Stock unless the terms are approved by such stockholders.

Possible Volatility of Stock Price

The trading price of the Company's Common Stock could be subject to significant fluctuations in response to variations in quarterly operating results, the gain or loss of significant orders, changes in earning estimates by analysts, announcements of technological innovations or new products by the Company or its competitors, general conditions in the consumer lending and software industries, credit processing software and services and other events or factors. In addition, the stock market in general has experienced extreme price and volume fluctuations which have affected the market price for many companies in industries similar or related to that of the Company and which have been unrelated to the operating performance of these companies. These market fluctuations may adversely affect the market price of the Company's Common Stock.

Effect of Certain Charter Provisions; Antitakeover Effects of Certificate of Incorporation, Bylaws and Delaware Law

The Company's Board of Directors has the authority to issue up to 1,000,000 shares of Preferred Stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights of those shares without any further vote or action by the stockholders. The Preferred Stock could be issued with voting, liquidation, dividend and other rights superior to those of the Common Stock. The rights of the holders of Common Stock will be subject to, and may be adversely affected by the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company. Further, certain provisions of the Company's Certificate of Incorporation, including provisions that create a classified Board of Directors, and certain provisions of the Company's Bylaws and of Delaware law could delay or make more difficult a merger, tender offer or proxy contest involving the Company.


Item 2.          Properties.

The Company's principal executive offices are located in Columbia, Maryland in a leased facility consisting of approximately 47,150 square feet of office space under several leases that expire in 2002, subject to five and six year renewal options, respectively. The Company has a right of first refusal on additional office space in the same building. The Company believes that its existing facilities are adequate to meet its current needs and that suitable additional space will be available in the future, if necessary, on commercially reasonable terms.


Item 3.          Legal Proceedings.

The Company is not a party to any material legal proceedings.


Item 4.          Submission of Matters to a Vote of Security Holders.

                 (a) Unanimous Written Consent of the Stockholders of Credit Management Solutions, Inc. dated December 12, 1996.

                 (b)      Not applicable.

                 (c)      Motion before Stockholders:

                          (1) The merger of Credit Management Solutions, Inc., a Maryland corporation, with and into Credit Management Solutions, Inc., a Delaware corporation

                 (d)      Not applicable.

                                    PART II

Item 5.          Market for Registrant's Common Equity and Related Stockholder
                 Matters.

       MARKET INFORMATION

The Company's Common Stock is traded on the Nasdaq National Market under the symbol "CMSS." The following table sets forth, for the calendar periods indicated, the range of high and low bid quotations as reported by the Nasdaq National Market. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.



                                                                                   Stock Price
                                                                                   -----------
                                                                              High             Low
                                                                              ----             ---
CALENDAR YEAR 1996:
                 Fourth Quarter (beginning December 18, 1996)                $14.50           $11.50
CALENDAR YEAR 1997:
                 First Quarter (through March 14, 1997)                      $20.25           $12.25

On March 14, 1997, the last reported sales price for the Company's Common Stock on the Nasdaq National Market was $16.50 per share.

      HOLDERS

As of March 14, 1997, the approximate number of registered stockholders of record of the Common Stock was 96.

      DIVIDENDS

The Company had been a Subchapter S corporation for federal and sate income tax purposes since its inception in 1987 until its reincorporation in Delaware in December 1996. As a result, the net income of the Company for federal and state income tax purposes was reported by, and taxed directly to, the Company's stockholders. The Company made distributions of $52,500 in 1995 to fund stockholder tax liabilities resulting from the Company's status as a Subchapter S corporation. No such distributions were made in 1996. The Company does not anticipate paying any cash dividends in the foreseeable future. The Company currently intends to retain any future earnings for use in its business. In addition, the Company's bank line of credit prohibits the payment of cash dividends without the bank's prior written consent.

Item 6.          Selected Consolidated Financial Data.

The consolidated statement of operations data set forth below for the fiscal years ended December 31, 1993, 1994, 1995 and 1996, and the consolidated balance sheet data at December 31, 1994, 1995 and 1996 have been derived from the audited consolidated financial statements of the Company. The consolidated balance sheets at December 31, 1995 and 1996, and the consolidated statement of operations for each of the years in the three-year period ended December 31, 1996, together with the notes thereto and the related report of Ernst & Young LLP, are included elsewhere in this Report. The consolidated statements of operations data for the fiscal year ended December 31, 1992 and the consolidated balance sheet data at December 31, 1992 are derived from unaudited consolidated financial statements of the Company not included herein. The unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments and accruals) that in the opinion of management are necessary for a fair presentation of the financial information set forth therein. The selected financial data set forth below are qualified in their entirety by, and should be read in conjunction with, the consolidated financial statements, the related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Report.

                                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------------------------------------------
                                                                  1992        1993         1994          1995          1996
                                                              ----------- ----------- ------------- ------------- --------------
STATEMENT OF OPERATIONS DATA:
REVENUES
License and software development fees . . . . . . . . . . . .   $1,781,619  $2,911,539    $2,934,450   $7,207,581   $10,101,377
Maintenance fees  . . . . . . . . . . . . . . . . . . . . . .      157,371     375,510       700,861    1,170,447     2,045,258
Computer hardware sales . . . . . . . . . . . . . . . . . . .        9,851      81,019       316,145    1,853,424     2,106,634
                                                               ----------- -----------   -----------  -----------   -----------
                                                                 1,948,841   3,368,068     3,951,456   10,231,452    14,253,269
COSTS AND EXPENSES
Cost of license and software development fees . . . . . . . .      819,929     785,622     1,482,036    3,559,798     5,095,814
Cost of maintenance fees  . . . . . . . . . . . . . . . . . .       32,347      40,776       151,346      280,176       452,559
Cost of computer hardware sales . . . . . . . . . . . . . . .        1,509      77,979       315,262    1,500,816     1,782,166
Selling, general and administrative expenses  . . . . . . . .    1,379,929   2,234,816     2,244,031    3,966,265     6,126,494
Research and development costs  . . . . . . . . . . . . . . .        --        131,203       167,152      165,366       526,521
                                                               ----------- -----------    ----------   ----------    ----------
                                                                 2,233,714   3,270,396     4,359,827    9,472,421    13,983,554
Income (loss) from operations . . . . . . . . . . . . . . . .     (284,873)     97,672      (408,371)     759,031       269,715

OTHER INCOME (EXPENSE)
Interest expense  . . . . . . . . . . . . . . . . . . . . . .      (80,034)    (32,774)      (41,310)    (105,849)      (78,009)
Minority interest share of loss . . . . . . . . . . . . . . .      181,676        --            --           --            --
Amortization of excess of assigned value of
  identifiable assets over cost of an acquired
  interest  . . . . . . . . . . . . . . . . . . . . . . . . .         --       253,959       304,750      304,750       304,749
                                                                ---------- -----------    ----------   ----------    ----------
                                                                   101,642     221,185       263,440      198,901       226,740
Net income (loss) . . . . . . . . . . . . . . . . . . . . . .   $ (183,231) $  318,857   $  (144,931)  $  957,932    $  294,968
                                                                ==========  ==========   ===========   ==========    ==========



                                                                                     AS OF DECEMBER 31,
                                                              -------------------------------------------------------------------
                                                                  1992        1993         1994          1995           1996
                                                              ----------- ------------ ------------- ------------ ---------------
BALANCE SHEET DATA:
Cash and cash equivalents . . . . . . . . . . . . . . . . . .  $   253,092  $  108,554    $   75,840   $  120,255    $23,501,633
Working capital (deficit) . . . . . . . . . . . . . . . . . .     (317,015)   (246,748)   (1,073,896)  (1,181,894)    21,145,375
Total assets  . . . . . . . . . . . . . . . . . . . . . . . .      637,678     797,465     1,581,751    4,036,323     28,451,530
Long term debt, capital lease obligations and
  stockholder loans, less current portion . . . . . . . . . .      778,710     237,288       416,136      623,304        408,806
Stockholders' equity (deficit)  . . . . . . . . . . . . . . .   (1,551,336) (1,232,479)   (1,482,410)    (576,978)    22,587,896

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. The discussion should be read in conjunction with the audited consolidated financial statements of the Company and notes thereto. This report contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company. Investors are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements, investors should carefully consider the various factors identified in this Report which could cause actual results to differ materially from those indicated by such forward-looking statements, including the matters set forth in "Business -- Risk Factors."

       GENERAL

Overview

The Company was incorporated in 1987 to commercialize an automated credit processing system developed by James R. DeFrancesco, the Company's President and Chief Executive Officer, and Scott L. Freiman, the Company's Executive Vice President, while they were employed by American Financial Corporation ("AFC"), an automobile finance servicing company owned by Mr. DeFrancesco. AFC was acquired in October 1987 by Perpetual Savings Bank, FSB. Mr. DeFrancesco and Mr. Freiman retained ownership of AFC's credit processing software which formed the basis for CreditRevue. CreditRevue was initially released in 1988. Since its initial release, the Company has continually enhanced CreditRevue in response to the needs of its customers. Credit Connection became commercially available in July 1996 and, through December 31, 1996, has generated approximately $48,500 in revenues. Fees from licenses of CreditRevue and related maintenance fees and resales of third-party computer hardware and software associated with installations of CreditRevue accounted for virtually all of the Company's revenue through December 31, 1996. See "Business -- Risk Factors -- Dependence on CreditRevue Product Line."

License fees for CreditRevue are recognized based on a percentage-of-completion method, measured generally on a cost-incurred basis. The Company typically charges a nonrefundable fee of 25% of the preliminary estimate of the total license fee to develop an analysis of the customer's credit operations and a plan for the configuration and implementation of CreditRevue according to the customer's requirements. Costs consist primarily of direct labor and temporary contract labor. Contracts in progress are reviewed periodically, and revenues and earnings are adjusted based on revisions in contract value and estimated time to completion. For a description of certain risks associated with the lengthy implementation time associated with installations of CreditRevue, see "Business -- Risk Factors -- Lengthy Sales and Implementation Cycle." The Company recognizes revenue for maintenance fees pro rata over the term of the related agreement, which is generally one year. Maintenance fees received in advance of revenue recognition are included in deferred maintenance fees. In addition, as a convenience to its customers, the Company offers third-party computer hardware through various reseller arrangements. However, neither third -party hardware nor third-party software sales are a focus of the Company's overall marketing strategy. For the year ended December 31, 1996, revenues from third-party hardware and software sales accounted for 14.8% and 5.1% of total revenues, respectively. Revenues from resales of third-party computer hardware and software are recognized at the time of shipment and installation.

Certain of the Company's products and services, including Credit Connection and CreditRevue Service Bureau, are, or will be, charged on a per transaction basis. As a result, the Company anticipates that transaction-based revenue will represent an increasing proportion of the Company's revenue. The Company's sales and marketing efforts will no longer be exclusively targeted at generating license-based revenue but will be increasingly focused on generating transaction-based revenue from prospective customers. The Company's anticipated future growth is based, in large part, on the success of these products and services and the transition to a transaction-based revenue stream. Accordingly, the failure by the Company to generate demand for Credit Connection or CreditRevue Service Bureau, the occurrence of any significant technological problems, such as a system failure incurred prior to the implementation of a back-up computer system, any inadequacy of the Company's business interruption insurance to cover costs associated with system failure or business interruptions, or the failure of the Company to successfully manage the transition to a transaction-based revenue stream would have a material adverse effect on the Company's business, results of operations and financial condition. See "Business -- Risk Factors -- Market Acceptance of Credit Connection; Transition to Transaction-Based Revenue" and "-- System Interruption and Security Risks; Potential Liability; Possible Lack of Adequate Insurance; and System Inadequacy."

Since 1987, the Company has continually invested in the development and introduction of new products, services and enhancements to its software. Research and development expenditures are expensed as incurred. Certain software development costs are capitalized subsequent to the establishment of technological feasibility in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Based on the Company's current research and development process, technological feasibility is established upon completion of a working model. The Company intends to continue to expend substantial resources on developing new products and services and enhancements to its software to incorporate technological developments and satisfy evolving customer needs.

As of December 31, 1996, the Company had seven employees in its sales and marketing organization. The Company intends to hire a significant number of additional sales and marketing personnel in the future to help the Company expand its market presence. Competition for such personnel is intense, and there can be no assurance that the Company can retain its existing sales personnel or that it can attract, assimilate or retain additional highly qualified sales persons in the future. If the Company is unable to hire such personnel on a timely basis, the Company's business, results of operations and financial condition could be materially and adversely affected.

The Company operated as a Subchapter S Corporation until its reincorporation in Delaware in December 1996, and, therefore, did not accrue corporate income taxes on its earnings. Upon the termination of the Company's Subchapter S Corporation status, the Company became subject to federal and state income tax at the corporate level. The Company does not expect this change in status to have a significant impact on its cash flows as it previously made distributions to its stockholders for the payment of income taxes. See Note 2 to the Consolidated Financial Statements included elsewhere in this Report.

      RESULTS OF OPERATIONS

The following table sets forth certain operating data as a percentage of total revenues for the periods indicated (subtotals not adjusted for rounding):



                                                                      YEAR ENDED DECEMBER 31,
                                                             ---------------------------------------
                                                                1994          1995            1996
                                                             -----------  -------------- -----------
Percentages of Total Revenues
Revenues
     License and software development fees                      74.3%           70.5%          70.9%
     Maintenance fees . . . . . . . . . . . . . . . .           17.7            11.4           14.3
     Computer hardware sales  . . . . . . . . . . . .            8.0            18.1           14.8
                                                                 ---            ----           ----
                                                               100.0           100.0          100.0
                                                               -----           -----          -----
Costs and Expenses
     Cost of license and software development fees  .           37.5            34.8           35.8
     Cost of maintenance fees . . . . . . . . . . . .            3.8             2.7            3.2
     Cost of computer hardware sales  . . . . . . . .            8.0            14.7           12.5
     Selling, general and administrative expenses . .           56.8            38.8           43.0
     Research and development costs . . . . . . . . .            4.2             1.6            3.7
                                                                 ---             ---            ---
                                                               110.3            92.6           98.2
                                                               -----            ----           ----
Income (loss) from operations . . . . . . . . . . . .          (10.3)            7.4            1.8
Other income (expense)
     Interest expense . . . . . . . . . . . . . . . .           (1.0)           (1.0)          (0.5)
     Amortization of excess of assigned value of
       identifiable assets over the cost of an
       acquired interest  . . . . . . . . . . . . . .            7.6             3.0            2.1
                                                                 ---             ---            ---
                                                                 6.6             2.0            1.6
                                                                 ---             ---            ---
Income (loss) before income taxes . . . . . . . . . .           (3.7)            9.4            3.4
     Income taxes expense . . . . . . . . . . . . . .            -                -             1.4
                                                               ----             ----            ---
     Net income (loss)  . . . . . . . . . . . . . . .           (3.7)%           9.4%           2.0%
                                                              ======            ====            ===



Total Revenues

Total revenues increased 158.9% from $4.0 million in 1994 to $10.2 million in 1995, and 39.3% from $10.2 million in 1995 to $14.3 million in 1996. The Company's revenues are derived from three sources: license and software development fees, maintenance fees and computer hardware sales. The Company's 10 largest customers accounted for 77.4% and 65.1% of total revenues in 1995 and 1996, respectively. None of the Company's customers accounted for 10% or more of total revenues in 1996. Two of the Company's customers accounted for 19.8% and 12.9% of total revenues, respectively, in 1995. Four of the Company's customers accounted for 17.4%, 15.9%, 12.4% and 10.2% of total revenues, respectively, in 1994.

License and Software Development Fees

CreditRevue accounted for virtually all of the Company's license and software development fee revenue through December 31, 1996. License and software development fees increased 145.6% from $2.9 million in 1994 to $7.2 million in 1995, and 40.1% from $7.2 million in 1995 to $10.1 million in 1996. The increases during these periods resulted from increased market acceptance of CreditRevue.

Maintenance Fees

Maintenance fees include fees from software maintenance agreements. Maintenance fees increased 67.0% from $0.7 million in 1994 to $1.2 million in 1995, and 74.7% from $1.2 million in 1995 to $2.0 million in 1996. The growth in these revenues during the periods presented was the result of increased maintenance fees associated with the increased number of licenses of CreditRevue outstanding during such periods.

Computer Hardware Sales

Computer hardware sales revenue increased 486.3% from $0.3 million in 1994 to $1.9 million in 1995, and 13.7% from $1.9 million in 1995 to $2.1 million in 1996. Computer hardware sales revenue consists of revenues received from resales of third-party hardware in connection with the license and installation of the Company's software. The increase in such revenues during these periods reflects the increase in the number of licenses and installations of the Company's CreditRevue software.

Cost of License and Software Development Fees

Cost of license and software development fees consist primarily of salaries and benefits for in-house programmers and the cost of temporary contract labor. Cost of license and software development fees increased 140.2% from $1.5 million in 1994 to $3.6 million in 1995, and 43.1% from $3.6 million in 1995 to $5.1 million in 1996. As a percentage of license fee and software development revenue, cost of license and software development fees were 50.5%, 49.4%, and 50.4% in 1994, 1995 and 1996, respectively. The cost of license and software fees as a percentage of license and software development fees over these periods is primarily related to the fluctuation in the Company's quarterly revenues and hourly labor costs associated with temporary contractors during periods in which the Company experienced increased demand for its products. The Company's costs on a full-time equivalent basis for temporary contractors is generally twice the amount incurred by the Company for its in-house technical personnel. In late 1995 and into 1996, the Company increased internal staffing levels commensurate with the expected growth in revenues. These increased staffing levels are expected to reduce the dependency on temporary contractors upon the completion of their training in the Company's proprietary products and services and technology, resulting in a corresponding increase in the margins related to these revenues. Total labor costs as a percentage of revenue are also expected to decrease as the Company and its customers move to a greater level of product standardization.

Costs of Maintenance Fees

Cost of maintenance fees consists primarily of personnel and related costs for customer maintenance and support. Cost of maintenance fees increased 85.1% from $0.2 million in 1994 to $0.3 million in 1995, and 61.5% from $0.3 million in 1995 to $.5 million in 1996. As a percentage of maintenance fee revenue, cost of maintenance fees was 21.6%, 23.9% and 22.1% in 1994, 1995 and 1996, respectively. The dollar increase in the cost of maintenance fees reflects the growth in license fees for CreditRevue during the periods presented and the resultant increase in the number of installations. The decrease in the percentage of cost of maintenance fees to maintenance fee revenue in the year ended 1996 as compared to 1995 resulted from efficiencies in the utilization of maintenance personnel as maintenance revenues have increased.

Cost of Computer Hardware Sales

Cost of computer hardware sales consists of (i) the Company's cost of computer hardware resold to the Company's customers that are licensing CreditRevue and
(ii) salaries and benefits for systems integration employees. Cost of computer hardware sales increased 376.1% from $0.3 million in 1994 to $1.5 million in 1995, and 18.7% from $1.5 million in 1995 to $1.8 million in 1996. As a percentage of computer hardware sales revenue, cost of computer hardware sales was 99.7%, 81.0% and 84.6% in 1994, 1995 and 1996, respectively. The dollar increase in the cost of computer hardware sales reflects the increase in computer hardware sales during the periods presented. The Company's margin on computer hardware sales fluctuates based on changes in product sales mix, volume discounts to significant customers, and negotiated mark-ups with customers.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 76.7% from $2.2 million in 1994 to $4.0 million in 1995, and 54.5% from $4.0 million in 1995 to $6.1 million in 1996. Of this $2.1 million increase, approximately $0.9 million related to payroll expenses which resulted primarily from an increase in the Company's administrative staff, including $0.2 million of expense related to severance payments made to a former officer of the Company, and approximately $1.2 million of the increase related to non-salary based administrative expenses. Selling, general and administrative expenses includes (i) salaries, commissions and bonuses paid to sales and marketing personnel, as well as travel and promotional expenses, and (ii) salaries of administrative, executive and financial personnel, and (iii) outside professional fees. The increase in these expenses is attributable to several factors. The increase in such expenses was a result of an increase in sales and marketing staff from three in 1994 to 10 at December 31, 1996. In addition, such expenses increased due to an increase in administrative staff from 14 in 1994 to 23 at December 31, 1996, and expenses associated with the growth of the Company and an increase in legal fees associated with the protection of the Company's proprietary intellectual property.

Research and Development Costs

Research and development costs consist primarily of salaries and benefits of in-house programmers. These costs increased $.3 million during the year ended December 31, 1996 as compared to the year ended December 31, 1995 due primarily to the addition of four programmers in 1996 and the commercial release of Credit Connection in July 1996. During the period from September 1994, the direct payroll costs of certain programmers were capitalized as software development costs. See Note 1 to Notes to Consolidated Financial Statements. During the last six months of 1996, the direct payroll costs of these programmers were included in research and development costs.

Amortization of Assigned Value Over Cost of an Acquired Interest

From September 1988 through March 1993, the Company was the sole general partner of a limited partnership. In March 1993, the Company purchased the other partner's limited partnership interest for $0.2 million. The acquisition was accounted for as an acquisition of a minority interest using the purchase method of accounting. The assigned value of the identifiable net assets acquired over the cost of the acquired interest was $1.2 million. This amount is being amortized into income using the straight-line method over four years.

Interest Expense

Interest expense was $41,310, $0.1 million and $78,009 in 1994, 1995 and 1996, respectively. The increase in interest expense over such periods relates to borrowings under the Company's line of credit and borrowings under capital lease obligations.

       INCOME TAX EXPENSE

From its inception in 1987 until its reincorporation in Delaware in December 1996, the Company had been treated for income tax purposes as a corporation subject to federal and state taxation under Subchapter S of the Internal Revenue Code of 1986, as amended (the "Code") and comparable state laws. As a result, for federal and state income tax purposes, the Company's earnings had been taxed directly to the Company's stockholders. Upon termination of the Company's Subchapter S status in December 1996, the Company determined the differences between the financial reporting and income tax bases of its assets and liabilities, and recorded at that date the resulting deferred tax liability and income tax expense. Income tax amounts and balances re accounted for in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. The Company's income tax expense for the year ended December 31, 1996 approximates the income tax expense that would have been recognized had the Company terminated its Subchapter S status at January 1, 1996. During the month of December 1996, the Company incurred a loss for federal income tax purposes of approximately $756,000, caused principally by a tax deduction of $650,000 related to the exercise of certain nonqualified stock options by officers of the Company. This net operating loss carryforward will expire in 2011. See
Note 2 to the Consolidated Financial Statements for more information regarding the Company's income tax status.

     LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its working capital needs and investments in property and equipment from operating cash flows and approximately $22.6 million of net proceeds from the Company's initial public offering completed in December 1996. During the years ended December 31, 1994, 1995 and 1996 the Company generated net cash from operating activities of $0.3 million, $0.8 million and $1.8 million, respectively. Operating cash flows include cash received under CreditRevue contracts that have been deferred for financial reporting purposes. This working capital deficiency is primarily caused by the deferral for financial reporting purposes of certain billings on contracts to develop software, and deferred revenue related to maintenance contracts and computer hardware and software sales. Net deferred revenue at December 31, 1995 and 1996 was $0.9 million and $1.0 million, respectively.

The Company's cash used for investing activities consists principally of investments in property and equipment and capitalized software development costs. During the years ended December 31, 1994, 1995 and 1996, the Company invested a total of $0.3 million, $0.7 million and $0.5 million, respectively, in property and equipment and capitalized software development costs. These investments were directly attributable to the Company's growth in operations. The Company does not have any material commitments for the purchase of property and equipment at December 31, 1996.

The Company has historically relied principally on its bank line of credit and proceeds from its initial public offering completed in December 1996 for its financing needs. The Company received $22.6 million of net proceeds from its initial public offering. The Company maintains a secured bank line of credit in the amount of $0.5 million, of which there was no balance outstanding at December 31, 1996. The line of credit bears interest at the bank's prime rate plus 1% per annum 9.25% at December 31, 1996). Further, the bank's line of credit requires the bank's written consent prior to, among other things, (i) the payment of cash dividends, (ii) the Company's engagement in a substantially different business activity, or (iii) the purchase by the Company of any interest in another enterprise or entity. The Company is obligated to Mr. James
R. DeFrancesco, the Company's President and Chief Executive Officer, for $0.2 million of loans bearing interest at 7% per annum and due on demand after October 1, 1997.

The Company currently anticipates that its available cash resources, expected cash flows from operations, and its bank line of credit will be sufficient to meet its presently anticipated working capital, capital expenditure and debt repayment requirements through 1997.

Item 8. Financial Statements and Supplementary Data.

The information required by the item is incorporated herein by reference to the consolidated financial statements listed in Item 14 below.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant.

The Company incorporates herein by reference the information concerning directors and executive officers in its Notice of Annual Stockholders' Meeting and Proxy Statement to be filed within 120 days after the end of the Company's fiscal year (the "1997 Proxy Statement").


Item 11.  Executive Compensation.

The Company incorporates herein by reference the information concerning executive compensation contained in the 1997 Proxy Statement.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The Company incorporates herein by reference the information concerning security ownership of certain beneficial owners and management contained in the 1997 Proxy Statement.


Item 13.  Certain Relationships and Related Transactions.

The Company incorporates herein by reference the information concerning certain relationships and related transactions contained in the 1997 Proxy Statement.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

                                                                                         Page Number
                                                                                         -----------
     (a)  Index to Consolidated Financial Statements

          Index                                                                               (i)

          Report of Independent Auditors                                                       1

          Consolidated Balance Sheets as of December 31, 1996 and 1995                         2

          Consolidated Statements of Operations for the years ended December 31, 1996,         3
          1995 and 1994.

          Consolidated Statements of Stockholders' Equity (Deficit) for the years ended        4
          December 31, 1996, 1995 and 1994

          Consolidated Statements of Cash Flows for the years ended December 31, 1996,         5
          1995 and 1994.

          Notes to Consolidated Financial Statements                                           6

     (b)  Financial Statement Schedules

          None

     (c)  Reports on Form 8-K

          Not applicable

     (d)  Exhibits

           3.1        Certificate of Incorporation of the Company*

           3.2        Bylaws of the Company*

           4.1        Specimen certificate for Common Stock of the Company*

           4.2 See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and Bylaws of the Company defining rights of holders of Common Stock of the Company

          10.1        Form of Project Commencement Agreement*

          10.2        Form of Software License Agreement*

          10.3        Form of Software Maintenance Agreement*

          10.4        Form of Professional Services Agreement*

          10.5 Form of Credit Connection Lender Agreement (for CreditRevue Licensees)*

          10.6 Form of Credit Connection Lender Agreement (for non-CreditRevue Licensees)*

          10.7        Form of Credit Connection Dealer Subscription Agreement*

          10.8.1 Office Building Lease between Symphony Woods Limited Partnership and the Company dated October 29, 1993*

          10.8.2 Office Building Lease between Symphony Woods Limited Partnership and the Company dated February 10, 1995*

          10.8.3      First Amendment to Lease dated March 29, 1995*

          10.8.4      Second Amendment to Lease dated August 12, 1996*

          10.9 Promissory Note dated December 31, 1995 given by the Company to James R. DeFrancesco*

          10.10 Business Loan Agreement between The Columbia Bank and the Company dated June 10, 1994*

          10.11 1996 Credit Management Solutions, Inc. Non-Qualified Stock Option Plan*

          10.12 1996 Credit Management Solutions, Inc. Employee Stock Purchase Plan*

          10.13       1996 Credit Management Solutions, Inc. Long-Term
                      Incentive Plan*

          10.14       Form of Tax Indemnification Agreement*

          10.15 1996 Credit Management Solutions, Inc. Non-Qualified Stock Option Plan*

          27          Financial Data Schedule

-----------------------------------------------------

* Incorporated by reference to the Exhibits filed with the Company's Registration Statement on Form S-1, File No. 333-14007.

                       Consolidated Financial Statements

                       Credit Management Solutions, Inc.
                                 and Subsidiary

                                  [CMSI LOGO]

                       Years Ended December 31, 1996-1994
                      with Report of Independent Auditors

                CREDIT MANAGEMENT SOLUTIONS, INC. AND SUBSIDIARY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Report of Independent Auditors  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1

Financial Statements:

 Consolidated Balance Sheets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2
 Consolidated Statements of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3
 Consolidated Statements of Stockholders' Equity (Deficit)  . . . . . . . . . . . . . . . . . . . . . . . . . . .   4
 Consolidated Statements of Cash Flows  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   5

Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   6

                         Report Of Independent Auditors


The Board of Directors and Stockholders
Credit Management Solutions, Inc.

We have audited the accompanying consolidated balance sheets of Credit Management Solutions, Inc. and subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Credit Management Solutions, Inc. and subsidiary at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



Baltimore, Maryland
January 24, 1997

                       CREDIT MANAGEMENT SOLUTIONS, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                    DECEMBER 31,
                                                                                 1996           1995
                                                                            ------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                                  $23,501,633     $    120,255
  Accounts receivable, net of allowance of $168,590 and $98,095 in 1996
    and 1995, respectively                                                     1,948,420        1,816,966
  Costs and estimated earnings in excess of billings on uncompleted              483,255          263,365
    contracts
  Prepaid expenses and other current assets                                      746,055          284,829
  Deferred income taxes                                                           58,513              -
                                                                             ----------------------------
Total current assets                                                          26,737,876        2,485,415

Property and equipment:
  Computer equipment and software                                              1,919,160        1,464,421
  Office furniture and equipment                                                 397,185          360,319
  Leasehold improvements                                                         131,399           96,504
                                                                             ----------------------------
                                                                               2,447,744        1,921,244
  Accumulated depreciation and amortization                                   (1,033,394)        (639,465)
                                                                             ----------------------------
                                                                               1,414,350        1,281,779

Software development costs, net of accumulated amortization of $59,861 and
  $0 in 1996 and 1995, respectively                                              299,304          268,129
                                                                             ----------------------------
Total assets                                                                 $28,451,530     $  4,035,323
                                                                             ============================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                                          $  2,730,015     $  1,372,616
  Accrued payroll and related expenses                                           889,263          614,876
  Billings in excess of costs and estimated earnings on uncompleted              124,364          592,457
    contracts
  Deferred revenue                                                             1,379,695          588,895
  Short-term borrowings                                                                -          250,000
  Stockholder loans                                                              229,513          214,498
  Current portion of long-term debt and capital lease obligations                239,651          214,612
                                                                             ----------------------------
Total current liabilities                                                      5,592,501        3,847,954

Capital lease obligations, less current portion                                  220,341          397,011
Long-term debt, less current portion                                                   -           11,795
Excess of assigned value of identifiable assets over cost of an acquired interest, net of accumulated amortization of $1,168,208 and $863,459 in
  1996 and 1995, respectively                                                     50,792          355,541
Commitments and contingent liabilities                                                 -              -
                                                                             ----------------------------
Total liabilities                                                              5,863,634        4,612,301

Stockholders' equity:
  Preferred stock, $.01 par value; 1,000,000 shares authorized at
    December 31, 1996 (none authorized at December 31, 1995); no shares
    issued or outstanding at December 31, 1996                                         -              -
  Common stock, $.01 par value; 10,000,000 shares authorized; 7,210,100 and 4,910,100 shares issued and outstanding at December 31, 1996 and
    1995, respectively                                                            72,101           49,101
  Additional paid-in capital                                                  22,287,169              -
  Retained earnings (deficit)                                                    228,626         (626,079)
                                                                             ----------------------------
Total stockholders' equity (deficit)                                          22,587,896         (576,978)
                                                                             ----------------------------
Total liabilities and stockholders' equity (deficit)                         $28,451,530     $  4,035,323
                                                                             ============================

The accompanying notes are an integral part of these financial statements.

                CREDIT MANAGEMENT SOLUTIONS, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                 YEAR ENDED DECEMBER 31,
                                                     -----------------------------------------------
                                                          1996             1995             1994
                                                     -----------------------------------------------
Revenues:
   License and software development fees              $10,101,377       $7,207,581       $2,934,450
   Maintenance fees                                     2,045,258        1,170,447          700,861
   Computer hardware sales                              2,106,634        1,853,424          316,145
                                                     -----------------------------------------------
                                                       14,253,269       10,231,452        3,951,456
                                                     -----------------------------------------------
Costs and expenses:
   Costs of license and software development fees       5,095,814        3,559,798        1,482,036
   Cost of maintenance fees                               452,559          280,176          151,346
   Cost of computer hardware sales                      1,782,166        1,500,816          315,262
   Selling, general and administrative expenses         6,126,494        3,966,265        2,244,031
   Research and development costs                         526,521          165,366          167,152
                                                     -----------------------------------------------
                                                       13,983,554        9,472,421        4,359,827
                                                     -----------------------------------------------
Income (loss) from operations                             269,715          759,031         (408,371)
Other income (expense):
   Interest expense                                       (78,009)        (105,849)         (41,310)
   Amortization of excess of assigned value of
     identifiable assets over cost of an acquired
     interest                                             304,749          304,750          304,750
                                                     -----------------------------------------------
                                                          226,740          198,901          263,440
                                                     -----------------------------------------------
Income (loss) before income taxes                         496,455          957,932         (144,931)

Income tax expense                                        201,487                -                -
                                                     -----------------------------------------------
Net income (loss)                                    $    294,968       $  957,932       $ (144,931)
                                                     ===============================================

Earnings (loss) per common and common equivalent
   share                                             $       0.05       $     0.15       $    (0.02)
                                                     ===============================================




The accompanying notes are an integral part of these financial statements.

               CREDIT MANAGEMENT SOLUTIONS, INC. AND SUBSIDIARY

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)



                                                                             COMMON STOCK
                                                                       -----------------------     ADDITIONAL      RETAINED
                                                                        NUMBER                       PAID-IN       EARNINGS
                                                                       OF SHARES      AMOUNT         CAPITAL      (DEFICIT)
                                                                       ------------------------------------------------------
Balance at January 1, 1994                                              4,910,100      $49,101    $         -    $(1,281,580)
     Net loss for 1994                                                          -            -              -       (144,931)
     Distributions to stockholders                                              -            -              -       (105,000)
                                                                       ------------------------------------------------------
Balance at December 31, 1994                                            4,910,100       49,101              -     (1,531,511)
    Net income for 1995                                                         -            -              -        957,932
     Distributions to stockholders                                              -            -              -        (52,500)
                                                                       ------------------------------------------------------
Balance at December 31, 1995                                            4,910,100       49,101              -       (626,079)
     Exercise of options to purchase common stock at $5 per share         100,000        1,000        499,000              -
     Issuance of common stock, net of offering costs of $3,190,094      2,200,000       22,000     22,087,906              -
     Income tax benefit from exercise of options to purchase common
       stock                                                                    -            -        260,000              -
     Reclassification of Subchapter S accumulated deficit to
       additional paid-in capital upon termination of Subchapter S              -            -       (559,737)       559,737
       status
     Net income for 1996                                                        -            -              -        294,968
                                                                       ------------------------------------------------------
Balance at December 31, 1996                                            7,210,100      $72,101    $22,287,169    $   228,626
                                                                       ======================================================




                                                                             TOTAL
                                                                         -------------
Balance at January 1, 1994                                               $ (1,232,479)
     Net loss for 1994                                                       (144,931)
     Distributions to stockholders                                           (105,000)
                                                                         -------------
Balance at December 31, 1994                                               (1,482,410)
     Net income for 1995                                                      957,932
     Distributions to stockholders                                            (52,500)
                                                                         -------------
Balance at December 31, 1995                                                 (576,978)
     Exercise of options to purchase common stock at $5 per share             500,000
     Issuance of common stock, net of offering costs of $3,190,094         22,109,906
     Income tax benefit from exercise of options to purchase common
       stock                                                                  260,000
     Reclassification of Subchapter S accumulated deficit to
       additional paid-in capital upon termination of Subchapter S                  -
       status
     Net income for 1996                                                      294,968
                                                                         -------------
Balance at December 31, 1996                                              $22,587,896
                                                                         =============

The accompanying notes are an integral part of these financial statements.

               CREDIT MANAGEMENT SOLUTIONS, INC. AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                 YEAR ENDED DECEMBER 31,
                                                     ------------------------------------------------
                                                         1996             1995             1994
                                                     ------------------------------------------------
Operating activities:
  Net income (loss)                                  $   294,968       $   957,932      $  (144,931)
  Adjustments:
    Depreciation                                         393,929           265,772          136,847
    Deferred income taxes                                201,487                 -                -
    Amortization of excess of assigned value of
      identifiable assets over cost of an acquired
      interest                                          (304,749)         (304,750)        (304,750)
    Amortization of software development costs            59,861                 -                -
    Loss on disposal of property and equipment                 -             3,972           11,272
    Changes in operating assets and liabilities:
      Accounts receivable, net                          (131,454)         (986,602)        (358,251)
      Prepaid expenses and other current assets         (461,226)         (266,525)         (13,362)
      Accounts payable                                 1,357,399         1,245,568          (96,041)
      Accrued payroll and related expenses               274,387           229,810           (7,443)
      Net billings in excess of costs and
        estimated gross profit on uncompleted           (687,983)         (512,445)         781,505
        contracts
      Deferred revenue                                   790,800           162,221          288,792
      Accrued interest on stockholder loans               15,015             8,094           13,804
                                                     ------------------------------------------------
Net cash provided by operating activities              1,802,434           803,047          307,442

Investing activities:
  Capitalized software development costs                 (91,036)         (218,576)         (49,553)
  Proceeds from sale of property and equipment                 -            86,824            1,300
  Purchases of property and equipment                   (448,721)         (492,333)        (236,016)
                                                     ------------------------------------------------
Net cash used in investing activities                   (539,757)         (624,085)        (284,269)

Financing activities:
  Net short-term borrowings (repayments)                (250,000)          120,000          130,000
  Payments under capital lease obligations              (224,725)         (184,013)         (66,784)
  Repayments of long-term debt                           (16,480)          (18,034)         (14,103)
  Proceeds from exercise of stock options                500,000                 -                -
  Proceeds from issuance of common stock              22,109,906                 -                -
  Distributions to stockholders                                -           (52,500)        (105,000)
                                                     ------------------------------------------------
Net cash provided by (used in) financing
  activities                                          22,118,701          (134,547)         (55,887)
                                                     ------------------------------------------------
Net change in cash and cash equivalents               23,381,378            44,415          (32,714)
                                                     ------------------------------------------------
Cash and cash equivalents at beginning of year           120,255            75,840          108,554
                                                     ------------------------------------------------
Cash and cash equivalents at end of year             $23,501,633       $   120,255      $    75,840
                                                     ================================================


The accompanying notes are an integral part of these financial statements.

                CREDIT MANAGEMENT SOLUTIONS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION OF FINANCIAL STATEMENTS

Description of Business

Credit Management Solutions, Inc. (the "Company") develops and provides software solutions and services for automating the consumer and small business credit analysis, decisioning and funding process. The Company's customers are primarily banks and other financial institutions located throughout the United States.

Principles of Consolidation

The accompanying 1996 and 1995 consolidated financial statements include the accounts of the Company and its subsidiary, Credit Connection, Inc. The subsidiary was established on January 5, 1995 to operate an automated service bureau which links sources of credit origination through an online network that allows applications to be transmitted to multiple funding sources and credit decisions to be delivered back to the point of orgin in a matter of minutes. All material intercompany accounts and transactions have been eliminated upon consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

SIGNIFICANT ACCOUNTING POLICIES

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Property and Equipment

Property and equipment is stated at cost and depreciated using the straight-line method based on estimated useful lives of between three and seven years. Amortization of leasehold improvements is provided using the straight-line method over the lesser of the life of the improvement or the remaining term of the lease. Assets held under capital leases are stated at the lesser of the present value of future minimum payments using the Company's incremental borrowing rate at the inception of the lease or the fair value of the property at the inception of the lease. The assets recorded under capital leases are amortized over the lesser of the lease term or the estimated useful life of the assets in a manner consistent with the Company's depreciation policy for owned assets.

                CREDIT MANAGEMENT SOLUTIONS, INC. AND SUBSIDIARY

1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Software Development Costs

Software development costs consist of direct labor and applicable overhead related to the development of a service named "Credit Connection." These costs were capitalized beginning in September 1994 upon the determination that the software was technologically feasible. Credit Connection was commercially released in July 1996 and amortization over the estimated useful life of three years commenced at that date. Amortization is included in costs of license and software development fees.

Revenue Recognition

Revenues from long-term software license contracts are recognized on the percentage-of-completion method, measured generally on a cost incurred basis. Costs consist primarily of direct labor and applicable overhead. Contracts in progress are reviewed periodically as the work progresses, and revenues and earnings are adjusted in current accounting periods based on revisions in contract value and estimates to complete.

The Company recognizes revenue for software maintenance fees pro rata over the term of the agreements, which generally have a one-year term. Revenues from sales of hardware and software are recognized at time of shipment and when collection of the receivable is probable. Payments received in advance of revenue recognition for these services and product sales are included in deferred revenue.

Advertising Costs

All advertising costs are expensed when incurred. Costs which are included in selling, general and administrative expense for the years ended December 31, 1996, 1995 and 1994 are $156,686, $101,741, and $62,594, respectively.

Income Taxes

Prior to December 1996, the stockholders elected under Subchapter S of the Internal Revenue Code to include the Company's income in their personal income tax returns for Federal and state income tax purposes. Accordingly, the Company was not subject to Federal and state income taxes prior to December 1996. Upon termination of the Company's Subchapter S status in December 1996, the Company determined the differences between the financial reporting and income tax bases of its assets and liabilities, and recorded at that date the resulting deferred tax liability and income tax expense. Income tax amounts and balances are accounted for in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.

                CREDIT MANAGEMENT SOLUTIONS, INC. AND SUBSIDIARY

2. INCOME TAXES

The significant items comprising the Company's net deferred tax asset as of December 31, 1996 are as follows:

Deferred tax assets:
 Accrued liabilities                                                     $125,664
 Provision for bad debts                                                   67,436
 Net operating loss carryforward                                          299,341
                                                                       ----------
 Total deferred tax assets                                                492,441

Deferred tax liabilities:
 Software development costs                                               119,722
 Revenue recognition                                                      143,556
 Depreciation                                                             170,650
                                                                       ----------
 Total deferred tax liabilities                                           433,928
                                                                       ----------
 Net deferred tax asset                                                $   58,513
                                                                       ==========

Income tax expense consists of the following for the year ended December 31, 1996:


Current:
  Federal                                                               $       -
  State                                                                         -
                                                                       ----------
                                                                                -

Deferred:
  Federal                                                                 171,263
  State                                                                    30,224
                                                                       ----------
                                                                          201,487
                                                                       ----------
                                                                         $201,487
                                                                       ==========


The Company's income tax expense for the year ended December 31, 1996 approximates the income tax expense that would have been recognized had the Company terminated its Subchapter S status at January 1, 1996. A reconciliation of income tax expense computed at the U.S. Federal statutory rate to the recorded amount of income tax expense in 1996 is as follows:


Expected Federal income tax provision at 34%                             $168,795
Expense recorded upon termination of Subchapter S status                   39,829
Income not recognizable for tax purposes                                   (7,137)
                                                                       ----------
                                                                         $201,487
                                                                       ==========

At December 31, 1996 the Company had a net operating loss carryforward of approximately $750,000 which will expire in 2011.

                CREDIT MANAGEMENT SOLUTIONS, INC. AND SUBSIDIARY

3. EARNINGS PER SHARE

The following table summarizes the computations of earnings (loss) per common and common equivalent share:

                                                                      YEAR ENDED DECEMBER 31
                                                              1996             1995            1994
                                                          -------------------------------------------
Net income (loss)                                         $  294,968       $  957,932      $(144,931)
                                                          ===========================================
Weighted average number of shares of common stock
   outstanding                                             4,998,319        4,910,100      4,910,100
Effect of options to purchase common stock issued
   within one year of registration statement               1,061,400        1,383,620      1,383,620
Dilutive effect of stock options for period after
   those included in registration statement                  151,283                -              -
                                                          -------------------------------------------
Total common and common equivalent shares of stock
   considered outstanding during the year                  6,211,002        6,293,720      6,293,720
                                                          -------------------------------------------
Earnings (loss) per common and common equivalent share     $    0.05        $    0.15         $(0.02)
                                                          ===========================================

Earnings per common and common equivalent share is based on the average number of shares of common stock outstanding during each period. As required by the Securities and Exchange Commission, all options to purchase common stock issued by the Company at exercise prices below the initial public offering price during the twelve-month period prior to the offering date have been included in the computations as if they were outstanding for all periods included in the registration statement using the treasury stock method, even if the result is anti-dilutive. For the quarter ended December 31, 1996, the dilutive effect of outstanding stock options was determined using the treasury stock method.

On October 10, 1996, the Board of Directors approved a 32,734 for 1 stock split of the Company's common stock. All references in the accompanying financial statements to share and per share amounts have been retroactively restated to reflect the stock split. On December 18, 1996, the Company completed its initial public offering for the sale of 2,600,000 shares of commons stock, of which 300,000 were issued by existing stockholders.

4. SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Capital lease obligations of $77,779, $538,324, and $309,228 were incurred when the Company entered into leases for new equipment during the years ended December 31, 1996, 1995 and 1994, respectively.

Interest paid for the years ended December 31, 1996, 1995 and 1994 was $109,207, $105,576 and $40,313, respectively. The Company paid no amounts related to income taxes during the three years ended December 31, 1996.

                CREDIT MANAGEMENT SOLUTIONS, INC. AND SUBSIDIARY

5. EXCESS OF ASSIGNED VALUE OF IDENTIFIABLE ASSETS OVER COST OF AN ACQUIRED INTEREST

From September 1988 through March 4, 1993 the Company was the sole general partner of CMSI Group Limited Partnership, a partnership which conducted what are now the Company's principal operations. During this period, the Company's ownership interest in the partnership varied between 49% and 67%, and it accounted for the partnership as a consolidated subsidiary in its financial statements.

In March 1993 the Company purchased the other partner's limited partnership interest for $225,000. The Company accounted for the acquisition of the limited partner's interest as the acquisition of a minority interest and used the purchase method of accounting. The assigned value of the identifiable net assets acquired over the cost of the acquired interest was $1,219,000, after reducing intangible assets and property and equipment to zero for the portion of those assets represented by the acquired interest. This amount is being amortized into income using the straight-line method over four years.

6. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Uncompleted contracts consist of the following components:

                                        BALANCE SHEET CAPTION
                                   -------------------------------
                                     COSTS AND
                                     ESTIMATED        BILLINGS IN
                                    EARNINGS IN     EXCESS OF COSTS
                                     EXCESS OF       AND ESTIMATED
                                      BILLINGS         EARNINGS          TOTAL
                                   ----------------------------------------------
December 31, 1994:
  Costs and estimated earnings      $         -       $1,826,899       $1,826,899
  Billings                          $         -        2,668,436        2,668,405
                                   ----------------------------------------------
                                    $         -       $ (841,537)      $ (841,537)
                                   ==============================================
December 31, 1995:
  Costs and estimated earnings      $ 1,552,292       $2,044,454       $3,596,701
  Billings                            1,288,927        2,636,911        3,925,793
                                   ----------------------------------------------
                                    $   263,365       $ (592,457)      $ (329,092)
                                   ==============================================

December 31, 1996:
  Costs and estimated earnings       $3,972,143       $2,205,872       $6,178,015
  Billings                            3,488,888        2,330,236        5,819,124
                                   ----------------------------------------------
                                    $   483,255       $ (124,364)      $  358,891
                                   ==============================================

All receivables on contracts in-progress are expected to be collected within twelve months.

7.  SHORT-TERM BORROWINGS

At December 31, 1996 and 1995 the Company maintained a short-term line of credit arrangement with a bank which allowed for aggregate borrowings of $500,000. Borrowings under this arrangement are secured by essentially all of the Company's assets and bear interest at the bank's prime rate plus 1% per annum (weighted average borrowing rate of 9.25% and 9.8% for the years ended December 31, 1996 and 1995, respectively). Under the terms of the credit arrangement, the Company is required to comply with certain covenants including a restriction on the payment of cash dividends without the prior written consent of the bank.

                CREDIT MANAGEMENT SOLUTIONS, INC. AND SUBSIDIARY

8. STOCKHOLDER LOANS

Stockholder loans consist of amounts due to the Company's principal stockholder and Chairman of the Board of Directors. The loans accrue interest at 7% per annum and are payable on demand after October 1, 1997.

9. CAPITAL LEASE OBLIGATIONS

The Company leases equipment under capital leases. Property and equipment includes the following amounts for leases that have been capitalized:


                                                                     DECEMBER 31,
                                                           -------------------------------
                                                                 1996              1995
                                                           -------------------------------
Computer equipment                                           $639,058            $561,279
Office furniture and equipment                                265,337             265,337
                                                           -------------------------------
                                                              904,395             826,616
Less accumulated amortization                                 274,793             188,155
                                                           -------------------------------
                                                             $629,602            $638,461
                                                           ===============================

Amortization of leased assets is included in depreciation expense.

Future minimum payments under capital lease obligations consist of the following at December 31, 1996:

 1997                                                                                                          $273,472
 1998                                                                                                           151,316
 1999                                                                                                            73,239
 2000                                                                                                            25,754
                                                                                                               --------
 Total minimum lease payments                                                                                  $523,781
 Less amounts representing interest                                                                              75,481
                                                                                                               --------
 Present value of minimum capital lease payments (including current portion of $227,959)                       $448,300
                                                                                                               ========

10.  STOCK OPTIONS

The Company has elected to record compensation expense for all stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"). Under APB 25, if the exercise price of the Company's employee stock options equals the estimated fair value of the underlying stock on the date of grant, no compensation expense is generally recognized. In October 1995, the Financial Accounting Standards Board issued FASB Statement No. 123, Accounting for Stock-Based Compensation ("Statement 123"), which encourages, but does not require, companies to recognize expense for stock-based awards based on their estimated fair value on the date of grant. Under the provisions of Statement 123, companies are required to supplementally disclose pro forma net income and earnings per share information as if the fair value method had been adopted.

                CREDIT MANAGEMENT SOLUTIONS, INC. AND SUBSIDIARY

10.  STOCK OPTIONS (CONTINUED)


In 1996 the Company adopted the 1996 Credit Management Solutions, Inc. Non-Qualified Stock Option Plan (the "Plan"). The Plan provides for the granting of non-qualified options to purchase an aggregate of up to 2,750,000 shares of common stock to employees and directors of the Company. A summary of the Company's stock option activity, and related information for the year ended December 31, 1996 follows:

                                                           Number of       Exercise
                                                            Shares          Price
                                                           --------------------------
Options outstanding at January 1, 1996                               -              -
  Options granted:

               June 1996                                      2,362,540         $5.00
               October 1996                                      32,360         $9.60
               November 1996                                    162,900         $9.60
               December 1996                                      5,000         $9.60
                                                              ---------
                                                              2,562,800
  Options exercised in December 1996                            100,000         $5.00
  Options forfeited                                                   -
                                                              ---------

Options outstanding at December 31, 1996                      2,462,800

Options exercisable at December 31, 1996                        560,760

Weighted average exercise price of options exercisable at
   December 31, 1996                                                            $5.15

Weighted average exercise price of options granted
   during 1996                                                                  $5.36



All options granted under the Plan are subject to vesting provisions at the discretion of the Board of Directors. Options granted to date vest in varying percentages through 2001.

Pro forma net income and earnings per share information required by Statement 123 has been determined using the minimum value method. The minimum value method calculates the fair value of options as the excess of the estimated fair value of the underlying stock at the date of grant over the present value of both the exercise price and the expected dividend payments, each discounted at the risk-free rate, over the expected life of the option. In determining the estimated fair value of granted stock options under the minimum value method, the risk-free interest rate was assumed to be 6%, the dividend yield was estimated to be 0%, and the expected life of all granted options was assumed to be five years. Because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the minimum value method and other methods prescribed by Statement 123 do not necessarily provide a single measure of the fair value of its employee stock options. For example, if the expected life of the options was changed from five to four years, the amount of total compensation expense recognized using the minimum value method would decrease by approximately $630,000, or 18%.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net loss for the year ended December 31, 1996 is $1,681,000 less than the historical net income of $294,968, or $1,386,032. Pro forma net loss per common and common equivalent share is (0.25).

                CREDIT MANAGEMENT SOLUTIONS, INC. AND SUBSIDIARY

11. PROFIT SHARING PLAN

The Company maintains a 401(k) profit sharing plan which covers all employees with at least six months of service. In addition, the Company may make a discretionary contribution based on each eligible participant's compensation. Participant contributions vest immediately and employer contributions vest over a six year period. In January 1996, the Company began matching 20% per annum of the first $1,000 contributed to the plan by each employee. Contributions for the year ended December 31, 1996 were $14,414.

12. CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts.

To date, these financial instruments have been derived from revenues earned primarily from banks and other financial institutions located in the United States. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses; historically, such losses have been insignificant and within management's expectations. At December 31, 1996 and 1995, 24% and 31% of accounts receivable was due from one customer, respectively.

The following table summarizes the percentage contribution of revenues by customer when sales to such customers exceeded 10% of net revenues.



                                                YEAR ENDED DECEMBER 31,
                                         -------------------------------------
                                         1996            1995             1994
                                         -------------------------------------
Customer A                                -              20%              17%
Customer B                                -               -               10%
Customer C                                -               -               12%
Customer D                                -               -               17%
Customer E                                -              13%               -

13. OPERATING LEASES

The Company leases certain office space and equipment under non-cancelable operating lease agreements which expire through 2007. Future minimum lease payments at December 31, 1996 for leases with initial terms of one year or more consist of the following:

1997                                                                   $   864,259
1998                                                                       842,743
1999                                                                       430,049
2000                                                                       369,199
2001                                                                        60,906
2002 and thereafter                                                         30,453
                                                                       -----------
Total minimum lease payments                                           $ 2,597,609
                                                                       ===========

Rent expense under all operating leases for the years ended December 31, 1996, 1995 and 1994 was $472,455, $398,530, and $171,346, respectively.

                CREDIT MANAGEMENT SOLUTIONS, INC. AND SUBSIDIARY

14. SUBSEQUENT EVENT

On January 10, 1997, the Company's underwriters exercised their over-allotment option available as part of the Company's initial public offering to purchase 390,000 shares of the Company's common stock. The transaction resulted in additional proceeds to the Company of approximately $4.2 million and increased the number of shares outstanding to 7,600,100.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Credit Management Solutions, Inc.

By:   /s/ JAMES R. DEFRANCESCO                                      March 28, 1997
   ---------------------------------------------
   James R. DeFrancesco
   President, Chief Executive Officer and
   Chairman of the Board of Directors (Principal
   Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ JAMES R. DEFRANCESCO                                        March 28, 1997
   ---------------------------------------------
   James R. DeFrancesco
   President, Chief Executive Officer and
   Chairman of the Board of Directors (Principal
   Executive Officer)

By: /s/ SCOTT L. FREIMAN                                            March 28, 1997
   ---------------------------------------------
   Scott L. Freiman
   Executive Vice President and Director

By: /s/ MILES H. GRODY                                              March 28, 1997
   ---------------------------------------------
   Miles H. Grody
   Senior Vice President, Secretary,
   General Counsel and Director

By: /s/ ROBERT P. VOLLONO                                           March 28, 1997
   ---------------------------------------------
   Robert P. Vollono
   Senior Vice President, Treasurer,
   Chief Financial Officer and
   Director (Principal Financial and Accounting
   Officer)

By: /s/ STEPHEN X. GRAHAM                                           March 28, 1997
   ---------------------------------------------
   Stephen X. Graham
   Director

By: /s/ JOHN J. MCDONNELL, JR.                                      March 28, 1997
   ---------------------------------------------
   John J. McDonnell, Jr.
   Director

By: /s/ PETER M. LEGER                                              March 28, 1997
   ---------------------------------------------
   Peter M. Leger
   Director