Form 10-Q
period 1997-03-31
CREDIT MANAGEMENT SOLUTIONS INC
filed 1997-05-15
CIK 1024339

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ---------------


                                   FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          March 31, 1997
                               -----------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                              --------------------   ------------------

                        Commission file number 000-21735


                       CREDIT MANAGEMENT SOLUTIONS, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                                                                 52-1549401
-----------------------------------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)                                 (I.R.S. Employer Identification No.)

5950 Symphony Woods Road, Columbia, Maryland                           21044
-------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)


Registrant's telephone number, including area code  (410) 740-1000
                                                   ----------------------------

FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                    REPORT.

          Indicate by check x whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes    x      No
                                             --------     ---------

           Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,600,388 shares of the Company's Common Stock, $.01 par value, were outstanding as of May 1, 1997.

                       CREDIT MANAGEMENT SOLUTIONS, INC.

                                    Index

-------------------------------------------------------------------------------

                                                                                                                         Page
                                                                                                                         ----
                                                  Part I -- Financial Information

Item 1. Financial Statements (unaudited)..................................................................                 3

        Consolidated Balance Sheets -- March 31, 1997 and December 31, 1996...............................                 3

        Consolidated Statements of Operations -- Three Months Ended
           March 31, 1997 and 1996........................................................................                 4

        Consolidated Statements of Cash Flows -- Three Months Ended March 31,
           1997 and 1996..................................................................................                 5

        Notes to Consolidated Financial Statements........................................................                 6

Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of Operations....................................................                 7
                                                   Part II -- Other Information
Item 1. Legal Proceedings.................................................................................                17

Item 2. Changes in Securities.............................................................................                17

Item 3. Defaults upon Senior Securities...................................................................                17

Item 4. Submission of Matters to a Vote of Security Holders...............................................                17

Item 5. Other Information.................................................................................                17

Item 6. Exhibits and Reports on Form 8-K..................................................................                17

        Signatures........................................................................................                19

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                CREDIT MANAGEMENT SOLUTIONS, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS


                                                                                  MARCH 31, 1997          DECEMBER 31, 1996
                                                                                ------------------       -------------------
                                                                                   (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents                                                          $ 24,341,396              $ 23,501,633
  Accounts receivable, net of allowance of $113,537 and $168,590 in 1997
    and 1996, respectively                                                              3,363,113                 1,948,420
  Costs and estimated earnings in excess of billings on uncompleted
    contracts                                                                             721,802                   483,255
  Prepaid expenses and other current assets                                               634,473                   746,055
  Deferred income taxes                                                                    58,513                    58,513
  Recoverable income taxes                                                                148,040                         0
                                                                                      -----------                ----------
Total current assets                                                                   29,267,337                26,737,876

Property and equipment:
  Computer equipment and software                                                       2,332,273                 1,919,160
  Office furniture and equipment                                                          599,596                   397,185
  Leasehold improvements                                                                  171,809                   131,399
                                                                                      -----------                ----------
                                                                                        3,103,678                 2,447,744
  Accumulated depreciation and amortization                                            (1,149,000)               (1,033,394)
                                                                                       ----------                ----------
                                                                                        1,954,678                 1,414,350

Software development costs, net of accumulated amortization of $89,791
  and $58,861 in 1997 and 1996, respectively                                              269,374                   299,304
                                                                                      -----------               -----------
Total assets                                                                          $31,491,389               $28,451,530
                                                                                      ===========               ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                    $ 2,373,893               $ 2,730,015
  Accrued payroll and related expenses                                                    700,184                   889,263
  Billings in excess of costs and estimated earnings on uncompleted
    contracts                                                                             350,998                   124,364
  Deferred revenue                                                                        870,038                 1,379,695
  Stockholder loans                                                                       233,530                   229,513
  Current portion of long-term debt and capital lease obligations                         219,363                   239,651
                                                                                       ----------                ----------
Total current liabilities                                                               4,748,006                 5,592,501

LONG-TERM DEBT:
Capital lease obligations, less current portion                                           177,413                   220,341
Excess of assigned value of identifiable assets over cost of an acquired interest, net of accumulated amortization of $1,219,000 and $1,168,208
  in 1997 and 1996, respectively                                                                0                    50,792
                                                                                       ----------                ----------
Total liabilities                                                                       4,925,419                 5,863,634


                                                                                  MARCH 31, 1997          DECEMBER 31, 1996
                                                                                ------------------       -------------------
                                                                                   (UNAUDITED)

Stockholders' equity:
  Preferred stock, $.01 par value; 1,000,000 shares authorized; no shares issued or outstanding
  Common stock, $.01 par value; 10,000,000 shares
    authorized; 7,600,100 and 7,210,100 shares issued and outstanding at March
    31, 1997 and December 31, 1996, respectively                                           76,001                    72,101
  Additional paid-in capital                                                           26,483,404                22,287,169
  Retained earnings                                                                         6,565                   228,626
                                                                                      -----------               -----------
Total stockholders' equity                                                             26,565,970                22,587,896
                                                                                      -----------               -----------
Total liabilities and stockholders' equity                                            $31,491,389               $28,451,530
                                                                                      ===========               ===========


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                CREDIT MANAGEMENT SOLUTIONS, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                                               THREE MONTHS ENDED
                                                                                                    MARCH 31,
                                                                                  ----------------------------------------------
                                                                                         1997                       1996
                                                                                  ---------------------      -------------------
                                                                                      (UNAUDITED)                (UNAUDITED)
Revenues:
   CreditRevue license and software development fees                                $ 2,447,629                $ 1,776,593
   CreditRevue maintenance fees                                                         564,688                    418,237
   CreditRevue computer hardware sales                                                  823,472                    404,388
   Credit Connection revenues                                                           116,956                          0
                                                                                     ----------                 ----------
                                                                                      3,952,745                  2,599,218
                                                                                     ----------                -----------
Costs and expenses:
   Costs of license and software development fees                                     1,455,038                  1,071,257
   Cost of maintenance fees                                                              98,846                    110,591
   Cost of computer hardware sales                                                      665,055                    336,025
   Credit Connection costs and expenses                                                 281,862                          0
   Selling, general and administrative expenses                                       1,899,266                  1,353,402
   Research and development costs                                                       284,404                     90,667
                                                                                   ------------                -----------
                                                                                      4,684,471                  2,961,942
                                                                                   ------------                -----------
Loss from operations                                                                   (731,726)                  (362,724)
Other income (expense):
   Interest expense                                                                     310,833                    (31,147)
   Amortization of excess of assigned value of identifiable
     assets over cost of an acquired interest                                            50,792                     76,187
                                                                                   ------------                -----------
                                                                                        361,625                     45,040
                                                                                   ------------                -----------
Loss before income taxes                                                               (370,101)                  (317,684)

Income tax benefit                                                                      148,040                          0
                                                                                   ------------                -----------
Net loss                                                                               (222,061)                  (317,684)
                                                                                   =============               ============
Loss per common and common equivalent share                                              ($0.03)                    ($0.05)
                                                                                   =============               ============
Average shares outstanding                                                            7,556,767                  6,293,720


  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                CREDIT MANAGEMENT SOLUTIONS, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            THREE MONTHS ENDED MARCH 31,
                                                                                  ----------------------------------------------
                                                                                          1997                       1996
                                                                                  ----------------------------------------------
                                                                                       (UNAUDITED)                (UNAUDITED)

Operating activities:
  Net loss                                                                            $    (222,061)               $    (317,684)
  Adjustments:
    Depreciation                                                                            115,605                       88,096
    Recoverable income taxes                                                               (148,040)                           0
    Amortization of excess of assigned value of identifiable assets over
      cost of an acquired interest                                                          (50,792)                     (76,187)
    Amortization of software development costs                                               29,930                            0
  Changes in operating assets and liabilities:
    Accounts receivable, net                                                             (1,414,693)                     923,935
    Prepaid expenses and other current assets                                               111,582                       (3,822)
    Accounts payable                                                                       (356,122)                    (334,735)
    Accrued payroll and related expenses                                                   (189,079)                      49,976
    Net billings in excess of costs and estimated earnings on
      uncompleted contracts                                                                 (11,913)                     (26,653)
    Deferred revenue                                                                       (509,657)                      80,368
    Accrued interest on stockholder loans                                                     4,017                        3,754
                                                                                      -------------                -------------
Net cash provided by (used in) operating activities                                      (2,641,223)                     387,048

Investing activities:
  Purchases of property and equipment                                                      (655,933)                    (154,835)
                                                                                      -------------                 ------------
Net cash used in investing activities                                                      (655,933)                    (154,835)

Financing activities:
  Net short-term repayments                                                                       0                     (250,000)
  Payments under capital lease obligations                                                  (58,900)                     (48,682)
  Repayments of long-term debt                                                               (4,316)                      (4,005)
  Proceeds from issuance of common stock                                                  4,171,050                            0
  Other                                                                                      29,085                            0
                                                                                      -------------                -------------
Net cash provided by (used in) financing activities                                       4,136,919                     (302,687)
                                                                                      -------------                ------------
Net change in cash and cash equivalents                                                     839,763                      (70,474)
Cash and cash equivalents at beginning of period                                         23,501,633                      120,255
                                                                                      -------------                -------------
Cash and cash equivalents at end of period                                            $  24,341,396                $      49,781
                                                                                      =============                =============


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                CREDIT MANAGEMENT SOLUTIONS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.     BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the financial statements and footnotes thereof included in the Company's annual report on Form 10-K, for the year ended December 31, 1996.

NOTE 2.     INCOME TAXES

Prior to December 1996, stockholders elected under Subchapter S of the Internal Revenue code to include the Company's income in their personal income tax returns for Federal and state income tax purposes. Accordingly, the Company was not subject to Federal and state income taxes prior to December 1996. Upon termination of the Company's Subchapter S status in December 1996, the Company determined the differences between the financial reporting and income tax bases of its assets and liabilities, and recorded at that date the resulting deferred tax liability and income tax expense. Income tax amounts and balances are accounted for in accordance with Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes. The income tax benefit for the three months ended March 31, 1997, was computed by multiplying the Company's pre-tax loss by the estimated annual effective tax rate of 40%.

NOTE 3.     LOSS PER SHARE

The following table summarizes the computations of loss per share:

                                                                                        THREE MONTHS ENDED MARCH 31,
                                                                                      1997                          1996
                                                                          ----------------------------------------------------
Net loss                                                                         $  (222,061)                   $  (317,684)
                                                                          ====================================================
Weighted average number of shares of
  common stock outstanding                                                         7,556,767                      4,910,100
Effect of options to purchase common stock
  issued within one year of registration statement                                         -                      1,383,620
                                                                          ----------------------------------------------------
Total common and common equivalent shares of                                       7,556,767                      6,293,720
  stock considered outstanding during the period
                                                                          ----------------------------------------------------
Loss per share                                                                    $    (0.03)                    $    (0.05)
                                                                          ====================================================

Earnings per common and common equivalent share is based on the average number of shares of common stock outstanding during each period. As required by the Securities and Exchange Commission, all options to purchase common stock issued by the Company at exercise prices below the initial public offering price during the twelve-month period prior to the offering date have been included in the computations as if they were outstanding for all periods included in the registration statement using the treasury stock method, even if the result is anti-dilutive. For the quarter ended March 31, 1996, the dilutive effect of outstanding stock options was determined using the treasury stock method.

In February 1997, the Financial Accounting Standard Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. The impact of Statement 128 on the calculation of loss per share for the first quarter of 1996 and 1997 will not be material.

NOTE 4.     COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Uncompleted contracts consist of the following components:

                                                                    BALANCE SHEET CAPTION
                                                     ------------------------------------------------------
                                                           COSTS AND                   BILLINGS IN EXCESS
                                                           ESTIMATED                    OF COSTS AND
                                                          EARNINGS IN                     ESTIMATED
                                                       EXCESS OF BILLINGS                  EARNINGS                        TOTAL
                                                     ------------------------------------------------------------------------------
December 31, 1996:
    Cost and estimated earnings                            $3,972,143                       $2,205,872                  $6,178,015
    Billings                                                3,488,888                        2,330,236                   5,819,124
                                                     ------------------------------------------------------------------------------
                                                           $  483,255                       $ (124,364)                 $  358,891
                                                     ==============================================================================
March 31, 1997:
    Costs and estimated earnings                           $4,833,913                       $  817,883                  $5,651,796
    Billings                                                4,112,111                        1,168,881                   5,280,992
                                                     ------------------------------------------------------------------------------
                                                           $  721,802                       $ (350,998)                 $  370,804
                                                     ==============================================================================


All receivables on contracts in-progress are expected to be collected within twelve months.


NOTE 5. STOCKHOLDERS' EQUITY

On January 10, 1997, the Company's underwriters exercised their over-allotment option available as part of the Company's initial public offering to purchase 390,000 shares of the Company's common stock. The transaction resulted in additional proceeds to the Company of approximately $4.2 million and increased the number of shares outstanding to 7,600,100.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's interim results of operations and financial condition. This discussion should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. This report contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company. Investors are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements, investors should carefully consider the various factors identified in this Report which could cause actual results to differ materially from those indicated by such forward-looking statements, including the matters set forth in "--Certain Factors That May Affect Future Results, Financial Condition and the Market Price of Securities."

    RESULTS OF OPERATIONS


Total Revenues. Total revenues increased 52.1% from $2.6 million in the three months ended March 31, 1996 to $4.0 million in the three months ended March 31, 1997. The Company's revenues are derived from four sources: license and software development fees, maintenance fees, computer hardware sales and Credit Connection services.

License and Software Development Fees. CreditRevue accounted for virtually all of the Company's license and software development fee revenue through March 31, 1997. License and software development fees increased 37.8% from $1.8 million in the three months ended March 31, 1996 to $2.4 million in the three months ended March 31, 1997. The increases during these periods resulted from increased market acceptance of CreditRevue.

Maintenance Fees. Maintenance fees include fees from software maintenance agreements. Maintenance fees increased 35.0% from $0.4 million in the three months ended March 31, 1996 to $0.6 million in the three months ended March 31, 1997. The growth in these revenues during the periods presented was the result of increased maintenance fees associated with the increased number of licenses of CreditRevue outstanding during such periods.

Computer Hardware Sales. Computer hardware sales revenue increased 103.6% from $0.4 million in the three months ended March 31, 1996 to $0.8 million in the three months ended March 31, 1997. Computer hardware sales revenue consists of revenues received from resales of third-party hardware in connection with the license and installation of the Company's software. The increase in such revenues during these periods reflects the increase in the number of licenses and installations of the Company's CreditRevue software.

Credit Connection Services. Credit Connection services consist of interface development and related hardware fees and service bureau transaction and communication fees. For the three months ended March 31, 1997, approximately $70,000 of Credit Connection service revenues relate to interface development, approximately $47,000 relate to service bureau fees. The Company has not previously reported revenues for Credit Connection Services. Revenue is recognized at the time that the services are performed.

Cost of License and Software Development Fees. Cost of license and software development fees consist primarily of salaries and benefits for in-house programmers and the cost of temporary contract labor. Cost of license and software development fees increased 35.8% from $1.1 million in the three months ended March 31, 1996 to $1.5 million in the three months ended March 31, 1997. As a percentage of license fee and software development revenue, cost of license and software development fees were 60.3% and 59.5% in the three months ended March 31, 1996 and the three months ended March 31, 1997, respectively. The cost of license and software fees as a percentage of license and software development fees over these periods is primarily related to the fluctuation in the Company's quarterly revenues and hourly labor costs associated with temporary contractors during periods in which the Company experienced increased demand for its products. The Company's costs on a full-time equivalent basis for temporary contractors is generally twice the amount incurred by the Company for its in-house technical personnel. In late 1995 and into 1996, the Company increased internal staffing levels commensurate with the expected growth in revenues. These increased staffing levels are expected to reduce the dependency on temporary contractors upon the completion of their training in the Company's proprietary products and services and technology, resulting in a corresponding increase in the margins related to these revenues. Total labor costs as a percentage of revenue are also expected to decrease as the Company and its customers move to a greater level of product standardization.

Costs of Maintenance Fees. Cost of maintenance fees consists primarily of personnel and related costs for customer maintenance and support. Cost of maintenance fees decreased 10.6% from $0.1 million in the three months ended March 31, 1996 to $0.1 million in the three months ended March 31, 1997. As a percentage of maintenance fee revenue, cost of maintenance fees was 26.4% and 17.5% in the three months ended March 31, 1996 and 1997, respectively. The dollar decrease in the cost of maintenance fees reflects the reassignment of several maintenance staff to Credit Connection operations. The decrease in the percentage of cost of maintenance fees to maintenance fee revenue in the three months ended March 31, 1996 as compared to the three months ended March 31, 1997 resulted from improved efficiencies in the utilization of maintenance personnel as maintenance revenues have increased.

Cost of Computer Hardware Sales. Cost of computer hardware sales consists of
(i) the Company's cost of computer hardware resold to the Company's customers that are licensing CreditRevue and (ii) salaries and benefits for systems integration employees. Cost of computer hardware sales increased 94.9% from $0.3 million in the three months ended March 31, 1996 to $0.7 million in the three months ended March 31, 1997. As a percentage of computer hardware sales revenue, cost of computer hardware sales was 83.1% and 80.1% in the three months ended March 31, 1996 and the three months ended March 31, 1997, respectively. The dollar increase in the cost of computer hardware sales reflects the increase in computer hardware sales during the periods presented. The Company's margin on computer hardware sales fluctuates based on changes in product sales mix, volume discounts to significant customers, and negotiated mark-ups with customers.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 40.3% from $1.4 million in the three months ended March 31, 1996 to $1.9 million in the three months ended March 31, 1997. Of this $0.5 million increase, approximately $0.1 million related to payroll expenses which resulted primarily from an increase in the Company's administrative staff and approximately $0.4 million of the increase related to non- salary based administrative expenses, consisting of primarily recruiting and advertising expenses. Selling, general and administrative expenses includes
(i) salaries, commissions and bonuses paid to sales and marketing personnel, as well as travel and promotional expenses, and (ii) salaries of administrative, executive and financial personnel, and (iii) outside professional fees. The increase in these expenses is attributable to several factors. The increase in such expenses was a result of an increase in sales and marketing staff from 6 in the three months ended March 31, 1996 to 9 in the three months ended March 31, 1997. In addition, such expenses increased due to an increase in expenses associated with the growth of the Company and an increase in legal and insurance fees associated with the protection of the Company's proprietary intellectual property.

Research and Development Costs. Research and development costs consist primarily of salaries and benefits of in-house programmers. These costs increased $0.2 million during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996 due primarily to the addition of sixteen employees in 1996 and early 1997. In addition, during the first and second quarters of 1996, certain development expenses related to the development of Credit Connection were being capitalized. Approximately $71,000 was capitalized during the three months ended March 31, 1996.

Amortization of Assigned Value Over Cost of an Acquired Interest. From September 1988 through March 1993, the Company was the sole general partner of a limited partnership. In March 1993, the Company purchased the other partner's limited partnership interest for $0.2 million. The acquisition was accounted for as an acquisition of a minority interest using the purchase method of accounting. The assigned value of the identifiable net assets acquired over the cost of the acquired interest was $1.2 million. This amount is being amortized into income using the straight-line method over four years.

Interest Income (Expense). Interest income increased to $0.3 million in the three months ended March 31, 1997 from an expense of $31,147 in the first three months ended March 31, 1996. The increase in interest income over such periods relates primarily to interest earned on the proceeds from the Company's initial public offering in December 1996.

    LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its working capital needs and investments in property and equipment from operating cash flows and approximately $22.6 million of net proceeds from the Company's initial public offering completed in December 1996 and January 1997, including approximately $4.2 million in net proceeds received by the Company on January 10, 1997 from the exercise by the underwriters of the underwriter's over-allotment option issued in connection with the Company's initial public offering. During the three months ended March 31, 1996, the Company generated net cash from operating activities of $0.4 million. During the three months ended March 31, 1997, the Company consumed $2.6 million of cash for operations. The primary use of cash for operations was the growth in accounts receivable of approximately $1.4 million. This working capital deficiency is further caused by the deferral for financial reporting purposes of certain billings on contracts to develop software, and deferred revenue related to maintenance contracts and computer hardware and software sales. Net deferred revenue at December 31, 1996 and March 31, 1997 was $1.4 million and $0.9 million, respectively.

The Company's cash used for investing activities consists principally of investments in property and equipment. During the three months ended March 31, 1996 and 1997, the Company invested a total of $0.2 and $0.7 million, respectively, in property and equipment. These investments were directly attributable to the Company's growth in operations. The Company does not have any material commitments for the purchase of property and equipment at March 31, 1997.

The Company has historically relied principally on its bank line of credit and proceeds from its initial public offering completed in December 1996 for its financing needs. The Company received $22.6 million of net proceeds from its initial public offering. The Company maintains a secured bank line of credit in the amount of $0.5 million, of which there was no balance outstanding at March 31, 1997. The line of credit bears interest at the bank's prime rate plus 1% per annum (9.25% at March 31, 1997). Further, the bank's line of credit requires the bank's written consent prior to, among other things, (i) the payment of cash dividends, (ii) the Company's engagement in a substantially different business activity, or (iii) the purchase by the Company of any interest in another enterprise or entity. The Company is obligated to Mr. James
R. DeFrancesco, the Company's President and Chief Executive Officer, for $0.2 million of loans bearing interest at 7% per annum and due on demand after October 1, 1997.

The Company currently anticipates that its available cash resources, expected cash flows from operations, and its bank line of credit will be sufficient to meet its presently anticipated working capital, capital expenditure and debt repayment requirements through 1997.


ITEM 3. CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS, FINANCIAL CONDITION AND THE MARKET PRICE OF SECURITIES.

Uncertainty of Future Results of Operations; Fluctuations in Quarterly Results of Operations. Prior growth rates in the Company's revenue and net income should not be considered indicative of future results of operations. Future results of operations will depend upon many factors, including market acceptance of new services, including the Company's Credit Connection and CreditRevue Service Bureau, the demand for the Company's products and services, the successful transition from predominantly license fee-based revenue to predominantly transaction fee-based revenue, the timing of new product and service introductions and software enhancements by the Company or its competitors, the level of product, service and price competition, the length of the Company's sales cycle, the size and timing of individual transactions, the delay or deferral of customer implementations, the Company's success in expanding its customer support organization, direct sales force and indirect distribution channels, the nature and timing of significant marketing programs, the mix of products and services sold, the timing of new hires, the ability of the Company to develop and market new products and services and control costs, competitive conditions in the industry and general economic conditions. In addition, the decision to implement the Company's products or services typically involves a significant commitment of customer resources and is subject to the budget cycles of the Company's customers. Licenses of CreditRevue generally reflect a relatively high amount of revenue per order. The loss or delay of individual orders, therefore, would have a significant impact on the Company's revenue and quarterly results of operations. The timing of revenue is difficult to predict because of the length and variability of the Company's sales cycle, which has ranged to date from two to 18 months from initial customer contact to the execution of a license agreement. In addition, since a substantial portion of the Company's revenue is recognized on a percentage-of-completion basis, the timing of revenue recognition for its licenses may be materially and adversely affected by delays or deferrals of customer implementations. Such delays or deferrals may also increase expenses associated with such implementations which would materially and adversely affect related operating margins. The Company's operating expenses are based in part on planned product and service introductions and anticipated revenue trends and, because a high percentage of these expenses are relatively fixed, a delay in the recognition of revenue from a limited number of transactions could cause significant variations in operating results from quarter-to- quarter and could result in operating losses. To the extent such expenses precede, or are not subsequently followed by, increased revenues, the Company's results of operations would be materially and adversely affected. As a result of these and other factors, revenues for any quarter are subject to significant variation, and the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. There can be no assurance that the Company will be profitable in any future quarter or that such fluctuations in results of operations will not result in volatility in the price of the Company's Common Stock. Due to all of the foregoing factors, it is likely that in some future quarter the Company's results of operations will be below the expectations of public market analysts and investors. In such event, the market price of the Company's Common Stock will be materially and adversely affected.

Dependence on CreditRevue Product Line. License fees, maintenance fees and third-party computer hardware sales associated with licenses and installations of CreditRevue accounted for virtually all of the Company's revenues through March 31, 1997. Although the Company has recently introduced its Credit Connection service, the Company expects that revenues generated from licenses and installations of CreditRevue will continue to account for a significant portion of the Company's revenues for the foreseeable future. To date, Credit Connection has generated approximately $165,000 in revenues. The life cycles of the Company's products and services are difficult to predict due to the effect of new product and service introductions or software enhancements by the Company or its competitors, market acceptance of new and enhanced versions of the Company's products and services, and competition in the Company's marketplace. A decline in the demand for CreditRevue, whether as a result of competition, technological change, price reductions or otherwise, would have a material adverse effect on the Company's business, results of operations and financial condition.

Lengthy Sales and Implementation Cycle. The licensing of the Company's software products and services is often an enterprise-wide decision by prospective customers and generally requires the Company to provide a significant level of education to prospective customers regarding the use and benefits of the Company's products and services. In addition, the implementation of the Company's software products involves a significant commitment of resources by prospective customers and is commonly accompanied by substantial reengineering efforts and a review of the customer's credit analysis, decisioning and funding processes. The cost to the customer of the Company's products and services is typically only a portion of the related hardware, software, development, training and integration costs associated with implementing a large-scale automated credit origination information system. For these and other reasons, the period between initial customer contact and the implementation of the Company's products is often lengthy (ranging from between two and 18 months) and is subject to a number of significant delays over which the Company has little or no control. The Company's implementation cycle could be lengthened by increases in the size and complexity of its license transactions and by delays or deferrals in its customers' implementation of appropriate interfaces and networking capabilities. Delays in the sale or implementation of a limited number of license transactions could have a material adverse effect on the Company's business, results of operations and financial condition and cause the Company's results of operations to vary significantly from quarter to quarter.

Market Acceptance of Credit Connection; Transition to Transaction-Based Revenue. The Company's Credit Connection service has recently been commercially introduced and the Company's CreditRevue Service Bureau service is under development and is expected to be introduced in late 1997. These services are projected to account for a significant portion of the Company's revenues in the future. As a result, demand and market acceptance for these services are subject to a high level of uncertainty, and the Company will be heavily dependent on their market acceptance. There can be no assurance that these services will be commercially successful. The failure of the Company to generate demand for Credit Connection or CreditRevue Service Bureau or the occurrence of any significant technological problems with such services would have a material adverse effect on the Company's business, results of operations and financial condition. Historically, virtually all of the Company's revenues have been derived from license fees, maintenance fees and hardware sales associated with licenses and installations of CreditRevue. Under the terms of its license agreements, a majority of the Company's revenues are realized during the configuration and installation of CreditRevue. However, the Company anticipates that a significant portion of the Company's future revenues will be derived from per-usage transaction-based fees charged to credit originators and financial institutions for transactions originated from the Credit Connection and CreditRevue Service Bureau services. There can be no assurance that the Company will successfully manage the transition of a significant portion of its revenues from license-based revenue to transaction-based revenue. The failure of the Company to successfully manage the transition to a transaction-based revenue stream would have a material adverse effect on the Company's business, results of operations and financial condition.

Reliance on Certain Relationships. The Company has established relationships with a number of companies that it believes are important to its sales, marketing and support activities, as well as to its product, service and software development efforts. The Company has relationships with automated scorecard companies, hardware vendors and credit bureaus and has also formed a strategic alliance with ADP for remarketing Credit Connection. There can be no assurance that these companies, most of which have significantly greater financial and marketing resources than the Company, will not develop or market products and services which will compete with the Company's products and services in the future. Furthermore, since many of these relationships are informal in nature, they are terminable by either party at will. Other relationships are terminable by either party after a relatively short notice period. There can be no assurance that these companies will not otherwise discontinue their relationships with or support of the Company. The failure by the Company to maintain its existing relationships or to establish new relationships in the future, because of a divergence of interests, acquisition of one or more of these third parties or other reasons, could have a material adverse effect on the Company's business, results of operations and financial condition.

Dependence on Large License Fee Contracts and Customer Concentration. A relatively small number of customers have accounted for a significant percentage of the Company's revenues. License fees for CreditRevue are based on a percentage-of-completion method on a cost-incurred basis with the final installment being paid in full upon acceptance of the Company's software. The Company receives continuing revenues on CreditRevue from annual maintenance agreements which commence upon acceptance of the software by the customer. Maintenance agreements are renewable annually by the customer, and the license agreements are generally co-terminous with the maintenance agreements. Although the Company has experienced a high degree of customer loyalty, the Company cannot predict how many maintenance agreements will be renewed or the number of years of renewal. Revenues generated by the Company's 10 largest customers accounted for 65.1% and 77.4% of total revenues in 1996 and 1995, respectively. Two of the Company's customers accounted for 19.9% and 12.9% of total revenues, respectively, in 1995. None of the Company's customers accounted for 10% or more of total revenues in 1996. The Company expects that a limited number of customers will continue to account for a significant percentage of revenue for the foreseeable future. The loss of any major customer or any reduction or delay in orders by any such customer, delay or deferral in configurations or enhancements by such customers or the failure of the Company to successfully market its products or services to new customers, could have a material adverse effect on the Company's business, results of operations and financial condition.

Dependence on Consumer Retail Lending Industry; Cyclical Nature of Consumer Lending. The Company's business is currently concentrated in the consumer lending industry and is expected to be so concentrated for the foreseeable future, thereby making the Company susceptible to a downturn in the consumer lending industry. For example, a decrease in consumer lending could result in a smaller overall market for the Company's products and services. Furthermore, banks in the United States are continuing to consolidate, decreasing the overall potential number of customers for the Company's products and services. In addition, demand for consumer loans has been historically cyclical, in large part based on general economic conditions and cycles in overall consumer indebtedness levels. Changes in general economic conditions that adversely affect the demand for consumer loans, the willingness of financial institutions to provide funds for such loans, changes in interest rates and the overall consumer indebtedness level, as well as other factors affecting the consumer lending industry, could have a material adverse effect on the Company's business, results of operations and financial condition.

Management of Changing Business. The Company has experienced significant changes in its business, such as an expansion in the Company's staff and customer base and the development of new products, services and enhancements to its software, including the recent commercial release of Credit Connection. Such changes have placed and may continue to place a significant strain upon the Company's management, systems and resources. As of March 31, 1997, the Company had grown to 182 employees from 140 employees at December 31, 1996. The Company's ability to compete effectively and to manage future changes will require the Company to continue to improve its financial and management controls, reporting systems and procedures and budgeting and forecasting capabilities on a timely basis and expand its sales and marketing work force, and train and manage its employee work force. There can be no assurance that the Company will be able to manage such changes successfully. The Company's failure to do so could have a material adverse effect upon the Company's business, results of operations and financial condition.

Dependence on Key Personnel. The Company's future performance depends in significant part upon the continued service of its key technical, sales and senior management personnel, particularly James R. DeFrancesco, President and Chief Executive Officer, and Scott L. Freiman, Executive Vice President. The Company has obtained for key-person life insurance on the lives of each of Messrs. DeFrancesco and Freiman. The loss of the services of one or more of the Company's executive officers could have a material adverse effect on the Company's business, results of operations and financial condition. The Company retains its key employees through the use of equity incentive programs, including stock option plans, employee stock purchase plans, and competitive compensation packages. The Company has no employment agreements and does not intend to enter into any such agreements in the foreseeable future. The Company's future success also depends on its continuing ability to attract and retain highly qualified technical, customer support, sales and managerial personnel. In particular, the Company has encountered difficulties in hiring sufficient numbers of programmers and technical personnel. Competition for qualified personnel is intense, and there can be no assurance that the Company will be able to retain its key technical, sales and managerial employees or that it can attract, assimilate or retain other highly qualified technical, sales and managerial personnel in the future.

Rapid Technological Change; Risk Associated with New Products, Services or Enhancements. The credit processing software products and services industry in which the Company competes is characterized by rapid technological change, frequent introductions of new products and services, changes in customer demands and evolving industry standards. The introduction or announcement of new products, services or enhancements by the Company or one or more of its competitors embodying new technologies or changes in industry standards or customer requirements could render the Company's existing products or services obsolete or unmarketable. Accordingly, the life cycles of the Company's products are difficult to estimate. The Company's future results of operations will depend, in part, upon its ability to enhance its products and services and to develop and introduce new products and services on a timely and cost-effective basis that will keep pace with technological developments and evolving industry standards, as well as address the increasingly sophisticated needs of the Company's customers. There can be no assurance that these new products and services will gain market acceptance or that the Company will be successful in developing and marketing new products or services that respond to technological change, evolving industry standards and changing customer requirements, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products or services, or that its new products or services will adequately meet the requirements of the marketplace and achieve any significant degree of market acceptance. In addition, a majority of the Company's current products operate in the UNIX operating system. Although the Company's software is designed to work with other operating environments, a requirement to port to a different operating system could be costly and time consuming and could have a material adverse effect on the Company's business, results of operations and financial condition. Failure of the Company to develop and introduce, for technological or other reasons, new products and services in a timely and cost-effective manner could have a material adverse effect on the Company's business, results of operations and financial condition. Furthermore, the introduction or announcement of new product or service offerings or enhancements by the Company or the Company's competitors may cause customers to defer or forgo purchases of the Company's products or services, which could have a material adverse effect on the Company's business, results of operations and financial condition.

System Interruption and Security Risks; Potential Liability; Possible Lack of Adequate Insurance; and System Inadequacy. The Company's operations are dependent, in part, on its ability to protect its system from interruption by damage from fire, earthquake, power loss, telecommunication failure, unauthorized entry or other events beyond the Company's control. The Company's computer equipment constituting its central computer system, including its processing operations, is located at a single site. The Company is currently in the planning stages of acquiring and implementing a back-up, off-site processing system capable of supporting its operations in the event of system failure. The Company intends to have such system operational by the second quarter of 1997. Prior to such implementation, the Company's operations are subject to substantial risks, including temporary interruptions resulting from damage caused by any one or more of the foregoing factors or due to other causes including computer viruses, hackers or similar disruptive problems. While the Company maintains $1.84 million of property insurance policies, a business interruption insurance policy, a $3.0 million errors and omissions insurance policy and a $10.0 million umbrella insurance policy, such insurance may not be adequate to compensate the Company for all losses that may occur or to provide for costs associated with system failure or business interruption. Any damage or failure that causes interruptions in the Company's operations could have a material adverse effect on the Company's business, results of operations and financial condition. Persistent problems continue to affect public and private data networks. For example, in a number of networks, hackers have bypassed firewalls and have appropriated confidential information. Such computer break-ins and other disruptions may jeopardize the security of information stored in and transmitted through the computer systems of the parties utilizing the Company's services, which may result in significant liability to the Company and also may deter potential customers from using the Company's services. In addition, while the Company attempts to be careful with respect to the employees it hires and maintain controls through software design, security systems and accounting procedures to prevent unauthorized employee access, it is possible that, despite such safeguards, an employee of the Company could obtain access, which would also expose the Company to a risk of loss or litigation and possible liability to users. The Company attempts to limit its liability to customers, including liability arising from the failure of the security features contained in the Company's system and services, through contractual provisions. However, there can be no assurance that such limitations will be enforceable. There can be no guarantee that the growth of the Company's customer base will not strain or exceed the capacity of its computer and telecommunications systems and lead to degradations in performance or system failure. Any damage, failure or delay that causes interruptions in the Company's operations could have a material adverse effect on the Company's business, results of operations and financial condition.

Risk of Defects, Development Delays and Lack of Market Acceptance. Software products and services as sophisticated as those offered by the Company often encounter development delays and may contain defects or failures when introduced or when new versions are released. The Company has in the past and may in the future experience delays in the development of software and has discovered, and may in the future discover, software defects in certain of its products. Such delays and defects may result in lost revenues during the time corrective measures are being taken. Although the Company has not experienced material adverse effects resulting from any such defects to date, there can be no assurance that, despite testing by the Company, errors will not be found in its existing software in future releases or enhancements, or that the Company will not experience development delays, resulting in delays in the commercial release of new products and services, the loss of market share or the failure to achieve market acceptance. Any such occurrence could have a material adverse effect upon the Company's business, results of operations and financial condition.

Future Capital Needs; Uncertainty of Additional Financing. The Company currently anticipates that its available cash resources combined with anticipated funds from operations will be sufficient to meet its presently anticipated working capital and capital expenditure requirements through 1997. Thereafter, the Company may need to raise additional funds.

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

Government Regulation and Uncertainties of Future Regulation. The Company's current and prospective customers, which consist of state and federally chartered banks, saving and loan associations, credit unions, consumer finance companies and other consumer lenders, as well as customers in the industries that the Company may target in the future, operate in markets that are subject to extensive and complex federal and state regulations. While the Company is not itself directly subject to such regulations, the Company's products and services must be designed to work within the extensive and evolving regulatory constraints in which its customers operate. These constraints include federal and state truth-in-lending disclosure rules, state usury laws, the Equal Credit Opportunity Act, the Fair Credit Reporting Act and the Community Reinvestment Act. Furthermore, some consumer groups have expressed concern regarding the privacy and security of automated credit processing, the use of automated credit scoring tools in credit underwriting, and whether electronic lending is a desirable technological development in light of the current level of consumer debt. The failure by the Company's products and services to support customers' compliance with current regulations and to address changes in customers' regulatory environment, or to adapt to such changes in an efficient and cost-effective manner, could have a material adverse effect on the Company's business, results of operations and financial condition.

Control by Existing Stockholders. Assuming no exercise of outstanding options, James R. DeFrancesco, the Company's President and Chief Executive Officer, and Scott L. Freiman, the Company's Executive Vice President, collectively beneficially own approximately 64% of the outstanding shares of Common Stock. As a result, these stockholders will be able to exercise control over matters requiring stockholder approval, including the election of directors, and the approval of mergers, consolidations and sales of all or substantially all of the assets of the Company. This may prevent or discourage tender offers for the Company's Common Stock unless the terms are approved by such stockholders.

Possible Volatility of Stock Price. The trading price of the Company's Common Stock could be subject to significant fluctuations in response to variations in quarterly operating results, the gain or loss of significant orders, changes in earning estimates by analysts, announcements of technological innovations or new products by the Company or its competitors, general conditions in the consumer lending and software industries, credit processing software and services and other events or factors. In addition, the stock market in general has experienced extreme price and volume fluctuations which have affected the market price for many companies in industries similar or related to that of the Company and which have been unrelated to the operating performance of these companies. These market fluctuations may adversely affect the market price of the Company's Common Stock.

Effect of Certain Charter Provisions; Antitakeover Effects of Certificate of Incorporation, Bylaws and Delaware Law. The Company's Board of Directors has the authority to issue up to 1,000,000 shares of Preferred Stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights of those shares without any further vote or action by the stockholders. The Preferred Stock could be issued with voting, liquidation, dividend and other rights superior to those of the Common Stock. The rights of the holders of Common Stock will be subject to, and may be adversely affected by the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company. Further, certain provisions of the Company's Certificate of Incorporation, including provisions that create a classified Board of Directors, and certain provisions of the Company's Bylaws and of Delaware law could delay or make more difficult a merger, tender offer or proxy contest involving the Company.

                          PART II -- OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS

       The Company is not a party to any material legal proceedings.


ITEM 2.    CHANGES IN SECURITIES

       None.


ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

       None.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.


ITEM 5.    OTHER INFORMATION

       None.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

       (a) EXHIBITS.

      3.1  Certificate of Incorporation*

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

     10.2  Form of Software License Agreement*

     10.3  Form of Software Maintenance Agreement*

         10.4      Form of Professional Services Agreement*

         10.5      Form of Credit Connection Lender Agreement (for CreditRevue
                    Licensees)*

         10.6      Form of Credit Connection Lender Agreement (for non-
                    CreditRevue Licensees)*

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
                    Option Plan*

         27        Financial Data Schedule


            (b)      REPORTS ON FORM 8-K.

                     No reports on Form 8-K were filed during the quarter for which this report is filed.


-----------------
         * Incorporated by reference to the Exhibits filed with the Company's Registration Statement on Form S-1, File No. 333-14007.

                                   SIGNATURES



           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         CREDIT MANAGEMENT SOLUTIONS, INC.
                                         ---------------------------------
                                                     (Registrant)



Date: May   , 1997        /s/ James R. DeFrancesco
         ---           ---------------------------------------------------------
                              James R. DeFrancesco
                              President, Chief Executive Officer and Chairman
                              of the Board of Directors (Principal Executive Officer)




Date: May   , 1997        /s/ Robert P. Vollono
         ---           ---------------------------------------------------------
                              Robert P. Vollono
                              Senior Vice President, Treasurer, Chief Financial Officer and Director (Principal Financial and Accounting Officer)

                       CREDIT MANAGEMENT SOLUTIONS, INC.

                                 EXHIBIT INDEX

Exhibit No.          Description                                                                                      Page
-----------          -----------                                                                                      ----
         3.1         Certificate of Incorporation*

         3.2         Bylaws of the Company*

         4.1         Specimen certificate for Common Stock of the Company*

         4.2 See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and Bylaws of the Company defining rights of holders of Common Stock of the Company*

        10.1         Form of Project Commencement Agreement*

        10.2         Form of Software License Agreement*

        10.3         Form of Software Maintenance Agreement*

        10.4         Form of Professional Services Agreement*

        10.5         Form of Credit Connection Lender Agreement (for CreditRevue
                     Licensees)*

        10.6         Form of Credit Connection Lender Agreement (for non-
                     CreditRevue Licensees)*

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

        10.12        1996 Credit Management Solutions, Inc. Employee Stock
                     Purchase Plan*

        10.13        1996 Credit Management Solutions, Inc. Long-Term Incentive
                     Plan*

        10.14        Form of Tax Indemnification Agreement*

        10.15        1996 Credit Management Solutions, Inc. Non-Qualified Stock
                     Option Plan*

        27           Financial Data Schedule

-------------------
* Incorporated by reference to the Exhibits filed with the Company's Registration Statement on Form S-1, File No. 333-14007.