Form 10-Q
period 1997-06-30
CREDIT MANAGEMENT SOLUTIONS INC
filed 1997-08-14
CIK 1024339

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ---------------


                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________ TO ___________________

                   COMMISSION FILE NUMBER        000-21735


                      CREDIT MANAGEMENT SOLUTIONS, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            DELAWARE                                               52-1549401
--------------------------------------------------------------------------------
(State or other jurisdiction of                                (I.R.S. Employer
 incorporation or organization)                              Identification No.)


5950 SYMPHONY WOODS ROAD, COLUMBIA, MARYLAND                              21044
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code (410) 740-1000
                                                   -----------------------------

        FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED
                              SINCE LAST REPORT.

         Indicate by check _ whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes     X          No
                                                 ----------        ----------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,610,484 shares of the Company's Common Stock, $.01 par value, were outstanding as of August 11, 1997.

                       CREDIT MANAGEMENT SOLUTIONS, INC.

                                     INDEX

                                                                                                         Page
                                                                                                         ----

                                           Part I -- Financial Information

Item 1.    Financial Statements  (unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3

           Consolidated Balance Sheets -- June 30, 1997 and December 31, 1996 . . . . . . . . . . . . . . . 3

           Consolidated Statements of Operations -- Three Months Ended
             June 30, 1997 and 1996 and Six Months Ended June 30, 1997 and 1996   . . . . . . . . . . . . . 4

           Consolidated Statements of Cash Flows --Six Months Ended June 30,
             1997 and 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 5

           Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . 6

Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . 7

Item 3.  Certain Factors That May Affect Future Results,
             Financial Condition and the Market Price of Securities   . . . . . . . . . . . . . . . . . . .12

                                           Part II -- Other Information

Item 1.    Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .18

Item 2.    Changes in Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .18

Item 3.    Defaults upon Senior Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .18

Item 4.    Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . . . . . .18

Item 5.    Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .18

Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .18

           Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .20

                        PART I -- FINANCIAL INFORMATION
Item 1.  Financial Statements
                CREDIT MANAGEMENT SOLUTIONS, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

                                                                                       JUNE 30,            DECEMBER 31,
                                                                                         1997                 1996
                                                                                     ------------          ------------
                                                                                     (unaudited)
ASSETS
   Current assets:
      Cash and cash equivalents                                                       $22,797,922          $23,501,633
      Accounts receivable, net of allowance of $101,264 and $168,590 in 1997
          and 1996, respectively                                                        2,867,443            1,948,420
      Costs and estimated earnings in excess of billings on uncompleted
          Contracts                                                                       491,815              483,255
      Prepaid expenses and other current assets                                           741,786              746,055
      Deferred income taxes                                                                58,513               58,513
                                                                                      -----------          -----------
   Total current assets                                                                26,957,479           26,737,876

   Property and equipment:
     Computer equipment and software                                                    2,554,162            1,919,160
     Office furniture and equipment                                                       676,051              397,185
     Leasehold improvements                                                               209,600              131,399
                                                                                      -----------          -----------
                                                                                        3,439,813            2,447,744
   Accumulated depreciation and amortization                                          (1,277,289)          (1,033,394)
                                                                                      -----------          -----------
                                                                                        2,162,524            1,414,350
   Software development costs, net of accumulated amortization of $119,722
      and $58,861 in 1997 and 1996, respectively                                         239,443               299,304
                                                                                      -----------          -----------

Total assets                                                                          $29,359,446          $28,451,530
                                                                                      ===========          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Accounts payable                                                                  $   882,552          $ 2,730,015
    Accrued payroll and related expenses                                                  912,590              889,263
    Billings in excess of costs and estimated earnings on uncompleted
      Contracts                                                                           302,941              124,364
    Deferred revenue                                                                    1,633,685            1,379,695
    Stockholder loans                                                                           0              229,513
    Current portion of long-term debt and capital lease obligations                       209,598              239,651
                                                                                      -----------          -----------
  Total current liabilities                                                             3,941,366            5,592,501

Long-Term Debt:
  Capital lease obligations, less current portion                                         150,329              220,341
  Excess of assigned value of identifiable assets over cost of an acquired interest, net of accumulated amortization of $1,219,000 and $1,168,208
    in 1997 and 1996, respectively                                                              0               50,792
                                                                                      -----------          -----------
  Total liabilities                                                                     4,091,695            5,863,634

Stockholders' Equity:
  Preferred stock, $.01 par value; 1,000,000 shares authorized;
    no shares issued or outstanding
  Common stock, $.01 par value;
    10,000,000 shares authorized; 7,606,600 and 7,210,100 shares issued
    and outstanding at June 30, 1997 and  December 31, 1996, respectively                  76,066               72,101
  Additional paid-in capital                                                           26,558,058           22,287,169
  Retained earnings (deficit)                                                         (1,366,373)              228,626
                                                                                      -----------          -----------
Total stockholders' equity                                                             25,267,751           22,587,896
                                                                                      -----------          -----------

Total liabilities and stockholders' equity                                            $29,359,446          $28,451,530
                                                                                      ===========          ===========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                CREDIT MANAGEMENT SOLUTIONS, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                  THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                           -------------------------------------------------------------------
                                                               JUNE 30,         JUNE 30,            JUNE 30,         JUNE 30,
                                                                 1997             1996                1997             1996
                                                           --------------    ------------       --------------    ------------
                                                              (Unaudited)     (Unaudited)          (Unaudited)     (Unaudited)
REVENUES:
  CreditRevue license and software development
   fees                                                    $    2,470,551    $  2,233,388       $    4,918,180    $  4,009,981
  CreditRevue maintenance fees                                    718,812         432,774            1,283,500         851,011
  CreditRevue computer hardware sales                              26,217           5,074              849,689         409,462
  Credit Connection revenues                                      118,331               0              235,287               0
                                                           --------------    ------------       --------------    ------------
                                                                3,333,911       2,671,236            7,286,656       5,270,454
                                                           --------------    ------------       --------------    ------------
COSTS AND EXPENSES:
  Costs of license and software development fees                1,800,776       1,276,823            3,255,814       2,348,080
  Cost of maintenance fees                                        157,054          97,993              255,900         208,584
  Cost of computer hardware sales                                  61,102          35,186              726,157         371,211
  Credit Connection costs and expenses                            386,858               0              668,720               0
  Selling, general and administrative
   expenses                                                     2,095,373       1,026,897            3,994,639       2,380,299
  Research and development costs                                  360,646          90,681              645,050         181,348
                                                           --------------    ------------       --------------    ------------
                                                                4,861,809       2,527,580            9,546,280       5,489,522
                                                           --------------    ------------       --------------    ------------
INCOME (LOSS) FROM OPERATIONS                                 (1,527,898)         143,656          (2,259,624)       (219,068)

OTHER INCOME (EXPENSE):
  Interest income (expense)                                       303,000        (29,400)              613,833        (60,547)
     Amortization of excess of assigned value of
        identifiable assets over cost of an acquired
        interest                                                        0          76,188               50,792         152,375
                                                           --------------    ------------       --------------    ------------
                                                                  303,000          46,788              664,625          91,828
                                                           --------------    ------------       --------------    ------------
INCOME (LOSS) BEFORE INCOME TAXES                             (1,224,898)         190,444          (1,594,999)       (127,240)

Income tax expense                                                148,040               0                    0               0
                                                           --------------    ------------       --------------    ------------

NET INCOME (LOSS)                                          $  (1,372,938)    $    190,444        $ (1,594,999)    $  (127,240)
                                                           ==============    ============       ==============    ============
Earnings (loss) per common and common equivalent
share                                                      $       (0.18)    $       0.03        $      (0.21)      $   (0.02)
                                                           ==============    ============       ==============    ============

AVERAGE SHARES OUTSTANDING                                      7,606,219       6,293,720            7,581,653       6,293,720
                                                           ==============    ============       ==============    ============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                CREDIT MANAGEMENT SOLUTIONS, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                   SIX MONTHS ENDED
                                                                                            ------------------------------
                                                                                              JUNE 30,          JUNE 30,
                                                                                                1997              1996
                                                                                            ------------       -----------
                                                                                            (unaudited)        (unaudited)

OPERATING ACTIVITIES:
    Net (loss)                                                                              $(1,594,999)        $(127,240)
  ADJUSTMENTS:
    Depreciation                                                                                 249,549           178,768
    Amortization of excess of assigned value of identifiable assets over
      cost of an acquired interest                                                              (50,792)         (152,375)
    Amortization of software development costs                                                    59,861                 0
    Gain on disposal of property and equipment                                                   (6,431)                 0
  CHANGES IN OPERATING ASSETS AND LIABILITIES:
    Accounts receivable, net                                                                   (919,023)            12,377
    Prepaid expenses and other current assets                                                      4,269            67,085
    Accounts payable                                                                         (1,847,463)         (761,922)
    Accrued payroll and related expenses                                                          23,327           116,337
    Net billings in excess of costs and estimated gross profit on
      uncompleted contracts                                                                      170,017           492,956
    Deferred revenue                                                                             253,990           733,296
    Accrued interest on stockholder loans                                                          6,025             7,508
                                                                                            ------------        ----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                          (3,651,670)           566,790


INVESTING ACTIVITIES:
  Capitalized software development costs                                                               0          (91,034)
  Proceeds from sale of property and equipment                                                     7,995                 0
  Purchases of property and equipment                                                          (972,725)         (227,863)
                                                                                            ------------        ----------
NET CASH USED IN INVESTING ACTIVITIES                                                          (964,730)         (318,897)


FINANCING ACTIVITIES:
  Net short-term borrowings                                                                            0         (250,000)
  Repayments of stockholder loans                                                              (235,538)                 0
  Payments under capital lease obligations                                                     (117,915)         (108,144)
  Repayments of long-term debt                                                                   (8,713)           (8,086)
  Proceeds from issuance of common stock                                                       4,224,442                 0
  Other                                                                                           50,413                 0
                                                                                            ------------        ----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                            3,912,689         (366,230)
                                                                                            ------------        ----------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                        (703,711)         (118,337)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                              23,501,633           120,255
                                                                                            ------------        ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                  $ 22,797,922        $    1,918
                                                                                            ============        ==========


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                CREDIT MANAGEMENT SOLUTIONS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.     BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Consolidated results of operations for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

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

In the second quarter of 1997, the Company revised its estimated annual effective tax rate based on a change in the estimated level of taxable income for the fiscal year ending December 31, 1997. The effect of this change in the estimated annual effective tax rate was to increase income tax expense for the six-month period ended June 30, 1997 by $148,040, all of which related to the first quarter. This change in estimate increased the net loss and loss per common and common equivalent share for the three months ended June 30, 1997 by $148,040 and $.02, respectively.

NOTE 3.     INCOME (LOSS) PER SHARE

The following table summarizes the computations of income (loss) per share:

                                                                  THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                           ---------------------------------    --------------------------------
                                                              JUNE 30,           JUNE 30,          JUNE 30,          JUNE 30,
                                                                1997               1996              1997              1996
                                                           --------------      -------------    --------------    --------------

 Net income (loss)                                         $  (1,372,938)      $     190,444    $  (1,594,999)    $    (127,240)
                                                           --------------      -------------    --------------    --------------
 Weighted average number of shares of
   common stock outstanding                                     7,606,219          4,910,100         7,581,653         4,910,100
 Effect of options to purchase common stock
   issued within one year of registration statement                     0          1,383,620                 0         1,383,620
                                                           --------------      -------------    --------------    --------------
 Total common and common equivalent shares of  stock
  considered outstanding during the period                      7,606,219          6,293,720         7,581,653         6,293,720
                                                           --------------      -------------    --------------    --------------
 Earnings (loss) per share                                 $       (0.18)      $        0.03    $       (0.21)    $       (0.02)
                                                           --------------      -------------    --------------    --------------

Earnings per common and common equivalent share is based on the average number of shares of common stock outstanding during each period. As required by the Securities and Exchange Commission, all options to purchase common stock issued by the Company at exercise prices below the initial public offering price during the twelve-month period prior to the offering date have been included in the earnings per share computations for such prior periods as if they were outstanding for all periods included in the registration statement using the treasury stock method, even if the result is anti-dilutive. For the three and six month periods ended June 30, 1996, the dilutive effect of outstanding stock options was determined using the treasury stock method.

In February 1997, the Financial Accounting Standard Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. The impact of Statement 128 on the calculation of income (loss) per share for the three and six month periods ended June 30, 1997 and 1996 is not expected to be material.

NOTE 4.     COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Uncompleted contracts consist of the following components:

                                                                      BALANCE SHEET CAPTION
                                               -------------------------------------------------------------------
                                               COSTS AND ESTIMATED        BILLINGS IN EXCESS
                                                EARNINGS IN EXCESS           OF COSTS AND                TOTAL
                                                   OF BILLINGS            ESTIMATED EARNINGS
                                               -------------------------------------------------------------------
 December 31, 1996:
    Cost and estimated earnings                     $3,972,143                $2,205,872              $6,178,015
    Billings                                         3,488,888                 2,330,236               5,819,124
                                               -------------------------------------------------------------------
                                                    $  483,255                $ (124,364)             $  358,891
                                               ===================================================================
 June 30, 1997:
    Costs and estimated earnings                    $3,942,283                $  213,532              $4,155,815
    Billings                                         3,450,468                   516,473               3,966,941
                                               -------------------------------------------------------------------
                                                    $  491,815                $ (302,941)             $  188,874
                                               ===================================================================


All receivables on contracts in-progress are expected to be collected within twelve months.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's interim results of operations and financial condition. This discussion should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. This report contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company. Investors are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements, investors should carefully consider the various factors identified in this Report which could cause actual results to differ materially from those indicated by such forward-looking statements, including the matters set forth in "--Certain Factors That May Affect Future Results, Financial Condition and the Market Price of Securities."

RESULTS OF OPERATIONS

Total Revenues. Total revenues increased 24.8% from $2.7 million in the three months ended June 30, 1996 to $3.3 million in the three months ended June 30, 1997. The Company's revenues are derived from four sources: license and software development fees, maintenance fees, computer hardware sales and Credit Connection service fees.

Total revenues increased 38.3% from $5.3 million in the six months ended June 30, 1996 to $7.3 million in the six months ended June 30, 1997.

License and Software Development Fees. CreditRevue has accounted for substantially all of the Company's license and software development fee revenue through June 30, 1997. License and software development fees increased 10.6% from $2.2 million in the three months ended June 30, 1996 to $2.5 million in the three months ended June 30, 1997. The increases during these periods resulted primarily from increased market acceptance of CreditRevue.

License and software development fees increased 22.6% from $4.0 million in the six months ended June 30, 1996 to $4.9 million in the six months ended June 30, 1997.

Maintenance Fees. Maintenance fees include fees from software maintenance agreements. Maintenance fees increased 66.1% from $.4 million in the three months ended June 30, 1996 to $.7 million in the three months ended June 30, 1997. The growth in these revenues during these periods was the result of increased maintenance fees associated with the increased number of licenses of CreditRevue outstanding during such periods.

Maintenance fees increased 50.8% from $.9 million in the six months ended June 30, 1996 to $1.3 million in the six months ended June 30, 1997.

Computer Hardware Sales. Computer hardware sales revenue increased 416.7% from $5,000 in the three months ended June 30, 1996 to $26,000 in the three months ended June 30, 1997. Computer hardware sales revenue consists of revenues received from resales of third-party hardware in connection with the license and installation of the Company's software.

Computer hardware sales revenue increased 107.5% from $0.4 million in the six months ended June 30, 1996 to $0.8 million in the six months ended June 30, 1997. The increase in such revenues during these periods reflects the increase in the number of licenses and installations of the Company's CreditRevue software.

Credit Connection Service Fees. Credit Connection service fees consist of interface development and related hardware fees and service bureau transaction and communication fees. For the three months ended June 30, 1997, approximately $51,300 of Credit Connection service revenues relate to interface development, and approximately $67,000 related to service bureau fees. The Company commenced reporting Credit Connection revenues in 1997 with the commercial introduction of the Credit Connection. Credit Connection service fees are recognized at the time services are performed.

For the six months ended June 30, 1997, approximately $118,700 of Credit Connection service revenues relate to interface development, approximately $116,600 related to service bureau fees.

Cost of License and Software Development Fees. Cost of license and software development fees consist primarily of salaries and benefits and allocations of office space expense for in-house programmers and the cost of temporary contract labor. Cost of license and software development fees increased 41.0% from $1.3 million in the three months ended June 30, 1996 to $1.8 million in the three months ended June 30, 1997. As a percentage of license fee and software development revenue, cost of license and software development fees were 57.2% and 72.9% in the three months ended June 30, 1996 and the three months ended June 30, 1997, respectively. During this period the Company increased staffing levels primarily in preparation of the commercial release of its new CreditRevue 2000 product. This increased staffing resulted in, and is expected to result in the foreseeable future, an incremental duplication of certain personnel while the Company transitions from its legacy CreditRevue product to its new CreditRevue 2000 product. This transition will extend into 1998 as client projects currently in process are completed and new projects using

CreditRevue 2000 commence.   Additionally, cost of license and software fees as
a percentage of license and software development fees over these periods was related to the fluctuation in the Company's quarterly revenues and hourly labor costs associated with temporary contractors. The Company's costs on a full-time equivalent basis for temporary contractors is generally twice the amount incurred by the Company for its in-house technical personnel. In late 1995 and early 1996, the Company increased internal staffing levels commensurate with the expected growth in revenues. These increased staffing levels are expected to reduce the dependency on temporary contractors upon the completion of their training in the Company's proprietary products and services and technology, however due to the amount of revenues received during the three months ended June 30, 1997, costs as a percentage of revenues increased at a disproportionate rate. The Company anticipates that total labor costs as a percentage of revenue will decrease as the Company and its customers move to a greater level of product standardization.

Cost of license and software development fees increased 38.7% from $2.3 million in the six months ended June 30, 1996 to $3.3 million in the six months ended June 30, 1997. As a percentage of license fee and software development revenue, cost of license and software development fees were 58.6% and 66.2% in the six months ended June 30, 1996 and the six months ended June 30, 1997, respectively.

Costs of Maintenance Fees. Cost of maintenance fees consists primarily of personnel and related costs for customer maintenance and support. Cost of maintenance fees increased 60.3% from $0.1 million in the three months ended June 30, 1996 to $0.2 million in the three months ended June 30, 1997. As a percentage of maintenance fee revenue, cost of maintenance fees was 22.6% and 21.8% in the three months ended June 30, 1996 and the three months ended June 30, 1997, respectively. The dollar increase in the cost of maintenance fees reflects the increase in maintenance staff associated with the increase of CreditRevue customers whose implementation projects were successfully completed during the quarter. The increase in the percentage of cost of maintenance fees to maintenance fee revenue in the three months ended June 30, 1996 as compared to the three months ended June 30, 1997 resulted from improved efficiencies in the utilization of maintenance personnel as maintenance services have increased.

Cost of maintenance fees increased 22.7% from $0.2 million in the six months ended June 30, 1996 to $0.3 million in the six months ended June 30, 1997. As a percentage of maintenance fee revenue, cost of maintenance fees was 24.5% and 20.0% in the six months ended June 30, 1996 and the six months ended June 30, 1997, respectively.

Cost of Computer Hardware Sales.  Cost of computer hardware sales consists of
(i) the Company's cost of computer hardware resold to the Company's customers that are licensing CreditRevue and (ii) salaries and benefits for systems integration employees. Cost of computer hardware sales increased 73.7% from $35,000 in the three months ended June 30, 1996 to $61,000 in the three months ended June 30, 1997. As a percentage of computer hardware sales revenue, cost of computer hardware sales was 693.5% and 233.1% in the three months ended June 30, 1996 and the three months ended June 30, 1997, respectively. The dollar increase in the cost of computer hardware sales reflected the increase in staffing related to supporting hardware sales during the periods presented.

Cost of computer hardware sales increased 95.6% from $0.4 million in the six months ended June 30, 1996 to $0.7 million in the six months ended June 30, 1997. As a percentage of computer hardware sales revenue, cost of computer hardware sales was 90.7% and 85.5% in the six months ended June 30, 1996 and the six months ended June 30, 1997, respectively. The dollar increase in the cost of computer hardware sales reflects the increase in computer hardware sales during the periods presented. The Company's margin on computer hardware sales fluctuates based on changes in product sales mix, volume discounts to significant customers, and negotiated mark-ups with customers.

Credit Connection Cost and Expenses. Credit Connection cost and expenses consist primarily of salaries and benefits and allocations of office space expense for in-house personnel dedicated to the sales, marketing, deployment and support of the Credit Connection service. Additionally, these costs reflect the third party costs associated with hardware related to development and deployment of bank interfaces and third party communication costs. These costs were not reported separately prior to the commercial release of Credit Connection in 1997.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 104.0% from $1.0 million in the three months ended June 30, 1996 to $2.1 million in the three months ended June 30, 1997.
Of this increase, approximately $0.5 million related to payroll expenses which resulted primarily from an increase in the Company's administrative, sales and marketing staff and approximately $0.4 million of the increase related to non-salary based administrative expenses, consisting of outside services, legal, accounting and insurance fees and travel expenses. Selling, general and administrative expenses includes (i) salaries and commissions paid to sales and marketing personnel, as well as travel and promotional expenses, and (ii) salaries of administrative, executive and financial personnel, and (iii) outside professional fees. The increase in these expenses was attributable to several factors. The increase in such expenses was a result of an increase in sales and marketing staff from 6 in the three months ended June 30, 1996 to 9 in the three months ended June 30, 1997. In addition, such expenses increased due to an increase in expenses associated with the growth of the Company and an increase in legal and insurance fees associated with the protection of the Company's proprietary intellectual property.

Selling, general and administrative expenses increased 67.8% from $2.4 million in the six months ended June 30, 1996 to $4.0 million in the six months ended June 30, 1997. Of this $1.6 million increase, approximately $0.5 million related to payroll expenses which resulted primarily from an increase in the Company's administrative, sales and marketing staff and approximately $1.1 million of the increase related to non-salary based administrative expenses, including recruiting, outside services, legal, accounting and insurance fees and advertising expenses Certain of these expenses increased due to an increase in expenses associated with the growth of the Company and an increase in legal and insurance fees associated with the protection of the Company's proprietary intellectual property.

Research and Development Costs. Research and development costs consist primarily of salaries and benefits of in-house programmers. These costs increased $0.3 million during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996 due primarily to the addition of 16 employees in 1996 and early 1997. In addition, during the first and second quarters of 1996, certain development expenses related to the development of Credit Connection were being capitalized. Approximately $45,000 and $0 was capitalized during the three months ended June 30, 1996 and six months ended June 30, 1997, respectively.

Research and development costs increased $0.5 million during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996 due primarily to the addition of sixteen employees in 1996 and early 1997. Approximately $91,000 was capitalized during the six months ended June 30, 1996. There were no research and development expenses capitalized during 1997.

Interest Income (Expense). Interest income increased to $0.3 million in the three months ended June 30, 1997 from an expense of $29,400 for the three month period ended June 30, 1996. The increase in interest income over such periods relates primarily to interest earned on the proceeds from the Company's initial public offering.

Interest income increased to $0.6 million in the six months ended June 30, 1997 from an expense of $60,547 for the six month period ended June 30, 1996. The increase in interest income over such periods relates primarily to interest earned on the proceeds from the Company's initial public offering in December 1996.

Amortization of Assigned Value Over Cost of an Acquired Interest. From September 1988 through March 1993, the Company was the sole general partner of a limited partnership. In March 1993, the Company purchased the other partner's limited partnership interest for $0.3 million. The acquisition was accounted for as an acquisition of a minority interest using the purchase method of accounting. The assigned value of the identifiable net assets acquired over the cost of the acquired interest was $1.2 million. This amount was being amortized into income using the straight-line method over four years.

INCOME TAX EXPENSE

From its inception in 1987 until its reincorporation in Delaware in December 1996, the Company had been treated for income tax purposes as a corporation subject to federal and state taxation under Subchapter S of the Internal Revenue Code of 1986, as amended (the "Code") and comparable state laws. As a result, for federal and state income tax purposes, the Company's earnings had been taxed directly to the Company's stockholders. Upon termination of the Company's Subchapter S status in December 1996, the Company determined the differences between the financial reporting and income tax bases of its assets and liabilities, and recorded at that date the resulting deferred tax liability and income tax expense. Income tax amounts and balances are accounted for in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The Company's income tax expense for the year ended December 31, 1996 approximates the income tax expense that would have been recognized had the Company terminated its Subchapter S status at January 1, 1996. During the month of December 1996, the Company incurred a loss for federal income tax purposes of approximately $756,000, caused principally by a tax deduction of $650,000 related to the exercise of certain nonqualified stock options by officers of the Company. This net operating loss carry forward will expire in 2011. [See Note 2 to the Consolidated Financial Statements, included in the Company's annual report on Form 10-K for the year ended December 31, 1996, for more information regarding the Company's income tax status.]

LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its working capital needs and investments in property and equipment from operating cash flows and approximately $27.0 million of net proceeds from the Company's initial public offering completed in December 1996 and January 1997. During the six months ended June 30, 1997, the Company consumed net cash from operating activities of $3.7 million. The primary use of cash for operations was the reduction in accounts payable of approximately $1.8 million and to fund losses from operations of approximately $1.6 million. and the growth in accounts receivables of approximately $.9 million

The Company's cash used for investing activities consists principally of investments in property and equipment. During the six months ended June 30, 1996 and 1997, the Company invested a total of $0.3 and $1.0 million, respectively, in property and equipment. These investments were directly attributable to the Company's growth in operations. The Company does not have any material commitments for the purchase of property and equipment at June 30, 1997.

In addition, on January 10, 1997 the Company received approximately $4.2 million in net proceeds from the exercise by its underwriters of the underwriters' over-allotment option issued in conjunction with the Company's initial public offering in December 1996.

The Company has historically relied principally on its bank line of credit and proceeds from its initial public offering completed in December 1996 for its financing needs. The Company received $22.6 million of net proceeds from its initial public offering. The Company maintains a secured bank line of credit in the amount of $0.5 million, of which there was no balance outstanding at June 30, 1997. The line of credit bears interest at the bank's prime rate plus 1% per annum (9.25% at June 30, 1997). Further, the bank's line of credit requires the bank's written consent prior to, among other things, (i) the payment of cash dividends, (ii) the Company's engagement in a substantially different business activity, or (iii) the purchase by the Company of any interest in another enterprise or entity. On May 19, 1997 the Company prepaid to Mr. James R. DeFrancesco, the Company's President and Chief Executive Officer, a loan of $0.2 million bearing interest at 7% per annum previously due on demand after October 1, 1997.

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

Dependence on CreditRevue Product Line. License fees, maintenance fees and third-party computer hardware sales associated with licenses and installations of CreditRevue accounted for substantially all of the Company's revenues through June 30, 1997. Although the Company has recently introduced its Credit Connection service, the Company expects that revenues generated from licenses and installations of CreditRevue will continue to account for a significant portion of the Company's revenues for the foreseeable future. To date, Credit Connection has generated approximately $235,000 in revenues. The life cycles of the Company's products and services are difficult to predict due to the effect of new product and service introductions or software enhancements by the Company or its competitors, market acceptance of new and enhanced versions of the Company's products and services, and competition in the Company's marketplace. A decline in the demand for CreditRevue, whether as a result of competition, technological change, price reductions or otherwise, would have a material adverse effect on the Company's business, results of operations and financial condition.

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

Market Acceptance of Credit Connection; Transition to Transaction-Based Revenue. The Company's Credit Connection service has recently been commercially introduced and the Company's CreditRevue Service Bureau service is under development and is expected to be introduced in late 1997. These services are projected to account for a significant portion of the Company's revenues in the future. As a result, demand and market acceptance for these services are subject to a high level of uncertainty, and the Company will be heavily dependent on their market acceptance. There can be no assurance that these services will be commercially successful. The failure of the Company to generate demand for Credit Connection or CreditRevue Service Bureau or the occurrence of any significant technological problems with such services would have a material adverse effect on the Company's business, results of operations and financial condition. Historically, substantially all of the Company's revenues have been derived from license fees, maintenance fees and hardware sales associated with licenses and installations of CreditRevue. Under the terms of its license agreements, a majority of the Company's revenues are realized during the configuration and installation of CreditRevue. However, the Company anticipates that a significant portion of the Company's future revenues will be derived from per-usage transaction-based fees charged to credit originators and financial institutions for transactions originated from the Credit Connection and CreditRevue Service Bureau services. There can be no assurance that the Company will successfully manage the transition of a significant portion of its revenues from license-based revenue to transaction-based revenue. The failure of the Company to successfully manage the transition to a transaction-based revenue stream would have a material adverse effect on the Company's business, results of operations and financial condition.

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

Management of Changing Business. The Company has experienced significant changes in its business, such as an expansion in the Company's staff and customer base and the development of new products, services and enhancements to its software, including the recent commercial release of Credit Connection. Such changes have placed and may continue to place a significant strain upon the Company's management, systems and resources. As of June 30, 1997, the Company had grown to 205 employees from 140 employees at December 31, 1996.
The Company's ability to compete effectively and to manage future changes will require the Company to continue to improve its financial and management controls, reporting systems and procedures and budgeting and forecasting capabilities on a timely basis and expand its sales and marketing work force, and train and manage its employee work force. There can be no assurance that the Company will be able to manage such changes successfully. The Company's failure to do so could have a material adverse effect upon the Company's business, results of operations and financial condition.

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

         None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a)   The Company's Annual Meeting of Stockholders was held on May 9,
               1997.
         (b)   Not applicable
         (c)   Motions before stockholders

                (1)  Election of Two Directors

                          NAME                     VOTES FOR                 VOTES AGAINST        NON VOTES     ABSTENTIONS
                          ----                     ---------                 -------------        ---------     -----------

                          Robert P. Vollono        7,069,904.............    12,900                       0               0
                          Peter Leger              7,059,404.............    23,400                       0               0

                (2)  Approval of the Company's 1997 Stock Incentive Plan

                          VOTES FOR                VOTES AGAINST             NON VOTES            ABSTENTIONS
                          ---------                -------------             ---------            -----------

                          4,980,739                1,646,835                 437,530              17,700

                (3)  Ratification of Ernst & Young, LLP as Auditors

                          VOTES FOR                VOTES AGAINST             NON VOTES            ABSTENTIONS
                          ---------                -------------             ---------            -----------

                          7,063,447                    0                     2,457                16,900

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


                             CREDIT MANAGEMENT SOLUTIONS, INC.
                             ---------------------------------
                                      (Registrant)



Date: August __, 1997        /s/ James R. DeFrancesco
                             --------------------------------------------------
                             James R. DeFrancesco
                             President, Chief Executive Officer and Chairman
                             of the Board of Directors
                             (Principal Executive Officer)




Date: August __, 1997        /s/ Robert P. Vollono
                             --------------------------------------------------
                             Robert P. Vollono
                             Senior Vice President, Treasurer, Chief Financial
                             Officer and Director (Principal Financial and
                             Accounting Officer)




-------------------
     * Incorporated by reference to the Exhibits filed with the Company's Registration Statement on Form S-1, File NO. 333-14007.

                       CREDIT MANAGEMENT SOLUTIONS, INC.

                                 EXHIBIT INDEX

Exhibit No.      Description                                                Page
-----------      -----------                                                ----
       3.1       Certificate of Incorporation

       3.2       Bylaws of the Company

       4.1       Specimen certificate for Common Stock of the Company

       4.2 See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and Bylaws of the Company defining rights of holders of Common Stock of the Company

      10.1       Form of Project Commencement Agreement

      10.2       Form of Software License Agreement

      10.3       Form of Software Maintenance Agreement

      10.4       Form of Professional Services Agreement

      10.5       Form of Credit Connection Lender Agreement (for CreditRevue
                 Licensees)

      10.6       Form of Credit Connection Lender Agreement
                 (for non-CreditRevue Licensees)

      10.7       Form of Credit Connection Dealer Subscription Agreement

      10.8.1     Office Building Lease between Symphony Woods Limited
                 Partnership and the Company dated October 29, 1993

      10.8.2     Office Building Lease between Symphony Woods Limited
                 Partnership and the Company dated February 10, 1995

      10.8.3     First Amendment to Lease dated March 29, 1995

      10.8.4     Second Amendment to Lease dated August 12, 1996

      10.9       Promissory Note dated December 31, 1995 given by the
                 Company to James R. DeFrancesco

      10.10 Business Loan Agreement between The Columbia Bank and the Company dated June 10, 1994

      10.11      1996 Credit Management Solutions, Inc. Non-Qualified
                 Stock Option Plan

      10.12      1996 Credit Management Solutions, Inc. Employee
                 Stock Purchase Plan

      10.13      1996 Credit Management Solutions, Inc. Long-Term
                 Incentive Plan

      10.14      Form of Tax Indemnification Agreement

      10.15      1996 Credit Management Solutions, Inc. Non-Qualified
                 Stock Option Plan

         27      Financial Data Schedule