Form 10-Q
period 1997-09-30
CREDIT MANAGEMENT SOLUTIONS INC
filed 1997-11-14
CIK 1024339

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                               ---------------


                                  FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                     OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
         FROM                        TO
             -----------------------    ----------------------------------

                 COMMISSION FILE NUMBER            000-21735


                      CREDIT MANAGEMENT SOLUTIONS, INC.
--------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


                 DELAWARE                                                           52-1549401
-----------------------------------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)        (I.R.S. Employer Identification No.)


5950 SYMPHONY WOODS ROAD, COLUMBIA, MARYLAND                                           21044
-----------------------------------------------------------------------------------------------------------------------------------
(Address of principal executive offices)                                            (Zip Code)

Registrant's telephone number, including area code          (410) 740-1000
                                                   ---------------------------


  FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                   REPORT.

         Indicate by check _ whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes     X          No
                                                  -------------     -----------


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,615,510 shares of the Company's Common Stock, $.01 par value, were outstanding as of November 13, 1997.

                       CREDIT MANAGEMENT SOLUTIONS, INC.

                                     INDEX

                                                                                                           Page
                                                                                                           ----
                                           Part I -- Financial Information

Item 1.    Financial Statements (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3

           Consolidated Balance Sheets -- September 30, 1997 and December 31, 1996  . . . . . . . . . . . .   3

           Consolidated Statements of Operations -- Three Months Ended September 30, 1997
            and 1996 and Nine Months Ended September 30, 1997 and 1996  . . . . . . . . . . . . . . . . . .   4

           Consolidated Statements of Cash Flows --Nine Months Ended September 30,
             1997 and 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   5

           Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . .   6

Item 2.    Management's Discussion and Analysis of
             Financial Condition and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . .   7

Item 3.    Certain Factors That May Affect Future Results,
             Financial Condition and the Market Price of Securities   . . . . . . . . . . . . . . . . . . .  12

                                           Part II -- Other Information

Item 1.    Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18

Item 2.    Changes in Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18

Item 3.    Defaults upon Senior Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18

Item 4.    Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . . . . . .  18

Item 5.    Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18

Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18

           Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  20

                       PART I -- FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
               CREDIT MANAGEMENT SOLUTIONS, INC. AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS

                                                                                      SEPTEMBER 30,       DECEMBER 31,
                                                                                          1997                1996
                                                                                    ----------------    ----------------
                                                                                        (unaudited)
 ASSETS
    Current assets:
       Cash and cash equivalents                                                     $ 21,409,237         $ 23,501,633
       Accounts receivable, net of allowance of $98,734 and $168,590 in 1997
           and 1996, respectively                                                       2,917,647            1,948,420
       Costs and estimated earnings in excess of billings on uncompleted
           contracts                                                                      770,660              483,255
       Prepaid expenses and other current assets                                          475,873              746,055
       Deferred income taxes                                                               58,513               58,513
                                                                                    --------------      ---------------
    Total current assets                                                               25,631,930           26,737,876

    Property and equipment:
      Computer equipment and software                                                   2,784,913            1,919,160
      Office furniture and equipment                                                      864,937              397,185
      Leasehold improvements                                                              469,300              131,399
                                                                                    --------------      ---------------
                                                                                        4,119,150            2,447,744
    Accumulated depreciation and amortization                                         (1,441,049)          (1,033,394)
                                                                                    --------------      ---------------
                                                                                        2,678,101            1,414,350
    Software development costs, net of accumulated amortization of $148,652
       and $58,861 in 1997 and 1996, respectively                                         209,513              299,304
                                                                                    --------------      ---------------

 Total assets                                                                         $28,519,544          $28,451,530
                                                                                    ==============      ===============

 LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
     Accounts payable                                                                 $ 1,035,491          $ 2,730,015
     Accrued payroll and related expenses                                                 703,899              889,263
     Billings in excess of costs and estimated earnings on
        Uncompleted contracts                                                             132,876              124,364
     Deferred revenue                                                                   1,819,320            1,379,695
     Stockholder loans                                                                       ----              229,513
     Current portion of long-term debt and capital lease obligations                      171,545              239,651
                                                                                    --------------      ---------------
   Total current liabilities                                                            3,863,131            5,592,501

   Capital lease obligations, less current portion                                        124,525              220,341
   Excess of assigned value of identifiable assets over cost of an acquired interest, net of accumulated amortization of $1,219,000 and $1,168,208
     in 1997 and 1996, respectively                                                          ----               50,792
                                                                                    --------------      ---------------
   Total liabilities                                                                    3,987,656            5,863,634

 Stockholders' equity:
   Preferred stock, $.01 par value; 1,000,000 shares authorized;
     no shares issued or outstanding                                                         ----                 ----
   Common stock, $.01 par value;
     10,000,000 shares authorized; 7,610,500 and 7,210,100 shares issued and
      outstanding at September 30, 1997 and December 31, 1996, respectively                76,105               72,101
   Additional paid-in capital                                                          26,591,896           22,287,169
   Retained earnings (deficit)                                                        (2,136,113)              228,626
                                                                                    --------------      ---------------
 Total stockholders' equity                                                            24,531,888           22,587,896
                                                                                    --------------      ---------------

 Total liabilities and stockholders' equity                                           $28,519,544          $28,451,530
                                                                                    ==============      ===============

                THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                         THESE FINANCIAL STATEMENTS.

                CREDIT MANAGEMENT SOLUTIONS, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                  THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                            -------------------------------       ---------------------------------
                                                            SEPTEMBER 30,     SEPTEMBER 30,       SEPTEMBER 30,        SEPTMBER 30,
                                                                1997               1996                1997                 1996
                                                            -------------      ------------       -------------        ------------
                                                            (Unaudited)        (Unaudited)          (Unaudited)
 REVENUES:
   CreditRevue license and software development
    fees                                                    $ 3,131,084        $ 2,443,262          $ 8,049,264         $ 6,453,243
   CreditRevue maintenance fees                                 974,698            582,179            2,258,198           1,433,190
   CreditRevue computer hardware sales                           98,466            739,590              948,155           1,149,052
   Credit Connection revenues                                   179,023               ----              414,310                ----
                                                            -----------        -----------        -------------        ------------
                                                              4,383,271          3,765,031           11,669,927           9,035,485
 COSTS AND EXPENSES:
   Costs of license and software development fees             1,731,541          1,171,841            4,999,355           3,519,921
   Cost of maintenance fees                                     330,535            115,803              586,435             324,387
   Cost of computer hardware sales                              137,306            627,665              863,463             998,876
   Credit Connection costs and expenses                         672,986               ----            1,341,706                ----
   Selling, general and administrative expenses               1,877,161          1,667,949            5,871,800           4,048,248
   Research and development costs                               682,004            162,978            1,327,054             344,326
                                                            -----------        -----------        -------------        ------------
                                                              5,443,533          3,746,236           14,989,813           9,235,758
                                                            -----------        -----------        -------------        ------------

 INCOME (LOSS) FROM OPERATIONS                              (1,060,262)             18,795          (3,319,886)           (200,273)

 OTHER INCOME (EXPENSE):
   Interest income (expense)                                    290,522           (20,665)              904,355            (81,212)
      Amortization of excess of assigned value of
           identifiable assets over cost of an acquired
           interest                                                ----             76,187               50,792             228,562
                                                            -----------        -----------        -------------        ------------
                                                                290,522             55,522              955,147             147,350
                                                            -----------       ------------        -------------        ------------

 INCOME (LOSS) BEFORE INCOME TAXES                            (769,740)             74,317          (2,364,739)            (52,923)

 Income tax expense                                                ----               ----                 ----                ----
                                                            -----------       ------------        -------------        ------------

 NET INCOME (LOSS)                                           ($769,740)           $ 74,317         ($2,364,739)           ($52,923)
                                                           ============        ===========        =============        ============


 Earnings (loss) per common and common
    equivalent share                                            ($0.10)            $  0.01              ($0.31)             ($0.01)
                                                           ============        ===========        =============        ============


 AVERAGE SHARES OUTSTANDING                                   7,610,484          6,293,720            7,591,299           6,293,720
                                                           ============        ===========        =============        ============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                CREDIT MANAGEMENT SOLUTIONS, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                  NINE MONTHS ENDED SEPTEMBER 30
                                                                           ----------------------------------------------
                                                                                  1997                          1996
                                                                           --------------                    -----------
OPERATING ACTIVITIES:
    Net loss                                                                ($2,364,739)                       ($52,923)
  ADJUSTMENTS:
    Depreciation                                                                 413,309                         273,634
    Amortization of excess of assigned value of identifiable assets
       over costs of an acquired interest                                       (50,792)                       (228,562)
    Amortization of software development costs                                    89,791                          29,930
    Gain on disposal of property and equipment                                   (6,431)                            ----
  CHANGES IN OPERATING ASSETS AND LIABILITIES:
    Accounts receivable, net                                                   (969,227)                       (255,729)
    Prepaid expenses and other current assets                                    270,182                       (564,639)
    Accounts payable                                                         (1,694,524)                        (53,850)
    Accrued payroll and related expenses                                       (185,364)                          50,700
    Net costs and estimated earnings in excess of billings on
       uncompleted contracts                                                   (278,893)                        (36,705)
    Deferred revenue                                                             439,625                       1,099,413
    Accrued interest on stockholder loans                                          6,025                          11,262
    Accrued contingent liability                                                    ----                         120,000
                                                                           --------------                    -----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                          (4,331,038)                         392,531

INVESTING ACTIVITIES:
  Capitalized software development costs                                            ----                        (91,035)
  Proceeds from sale of property and equipment                                     7,995                            ----
  Purchases of property and equipment                                        (1,652,058)                       (295,115)
                                                                           --------------                    -----------
NET CASH USED IN INVESTING ACTIVITIES                                        (1,644,063)                       (386,150)

FINANCING ACTIVITIES:
  Net short-term borrowings                                                         ----                          54,481
  Repayments of stockholder loans                                              (235,538)                            ----
  Payments under capital lease obligations                                     (178,796)                       (160,439)
  Repayments of long-term debt                                                  (11,692)                        (12,245)
  Proceeds from issuance of Common Stock                                       4,258,318                            ----
  Other                                                                           50,413                            ----
                                                                           --------------                    -----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                            3,882,705                       (118,203)


NET CHANGE IN CASH AND CASH EQUIVALENTS                                      (2,092,396)                       (111,822)


CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                              23,501,633                         120,255
                                                                           --------------                    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $ 21,409,237                        $  8,433
                                                                           ==============                    ===========


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                CREDIT MANAGEMENT SOLUTIONS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.     BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Consolidated results of operations for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

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

NOTE 3.     INCOME (LOSS) PER SHARE

The following table summarizes the computations of income (loss) per share:

                                                             THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                 ----------------------------------------    --------------------------------
                                                   SEPTEMBER 30,           SEPTEMBER 30,     SEPTEMBER 30,      SEPTEMBER 30,
                                                       1997                    1996             1997                1996
                                                 ------------------       ---------------    -------------   ----------------
 Net income (loss)                                   ($769,740)                 $ 74,317       ($2,364,739)        ($52,923)
                                                 ==============           ===============    ==============     =============

 Weighted average number of shares
     of common stock outstanding                      7,610,484                4,910,100          7,591,299        4,910,100
 Effect of options to purchase common stock
     issued within one year of registration
     statement                                             ----                1,383,620               ----        1,383,620
                                                 --------------           ---------------    --------------     -------------
 Total common and common equivalent
     shares of stock considered outstanding
     during the period                                7,610,484                6,293,720          7,591,299        6,293,720
                                                 --------------           ---------------    --------------     -------------

 Income (loss) per share                                ($0.10)                  $  0.01            ($0.31)          ($0.01)
                                                 --------------           ---------------    --------------     -------------

Earnings per common and common equivalent share is based on the average number of shares of common stock outstanding during each period. As required by the Securities and Exchange Commission, all options to purchase common stock issued by the Company at exercise prices below the initial public offering price during the twelve-month period prior to the offering date have been included in the earnings per share computations for such prior periods as if they were outstanding for all periods included in the registration statement using the treasury stock method, even if the result is anti-dilutive. For the three and nine month periods ended September 30, 1996, the dilutive effect of outstanding stock options was determined using the treasury stock method.

In February 1997, the Financial Accounting Standard Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. The impact of Statement 128 on the calculation of income (loss) per share for the three and nine month periods ended September 30, 1997 and 1996 is not expected to be material.

NOTE 4.     COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Uncompleted contracts consist of the following components:

                                                                    BALANCE SHEET CAPTION
                                              --------------------------------------------------------
                                                                     BILLINGS IN
                                                                      EXCESS OF
                                              COSTS AND ESTIMATED     COSTS AND
                                              EARNINGS IN EXCESS      ESTIMATED
                                                 OF BILLINGS           EARNINGS          TOTAL
                                              -------------------  ----------------  -----------------
 December 31, 1996:
     Costs and estimated earnings                  $    3,972,143      $ 2,205,872   $   6,178,015
     Billings                                           3,488,888        2,330,236       5,819,124
                                              -------------------  ---------------   -------------
                                                   $      483,255       ($124,364)   $     358,891
                                              -------------------  ---------------   -------------
 September 30, 1997:
     Costs and estimated earnings                  $    4,622,645      $   808,021   $   5,430,666
     Billings                                           3,851,985          940,897       4,792,882
                                              -------------------  ---------------   -------------
                                                   $      770,660       ($132,876)   $     637,784
                                              -------------------  ---------------   -------------


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

RESULTS OF OPERATIONS

Total Revenues. Total revenues increased 16.4% from $3.8 million in the three months ended September 30, 1996 to $4.4 million in the three months ended September 30, 1997. The Company's revenues are derived from four sources: license and software development fees, maintenance fees, computer hardware sales and Credit Connection service fees.

Total revenues increased 29.2% from $9.0 million in the nine months ended September 30, 1996 to $11.7 million in the nine months ended September 30, 1997.

License and Software Development Fees. CreditRevue has accounted for substantially all of the Company's license and software development fee revenue through September 30, 1997. License and software development fees increased 28.2% from $2.4 million in the three months ended September 30, 1996 to $3.1 million in the three months ended September 30, 1997. The increases during these periods resulted primarily from increased market acceptance of CreditRevue.

License and software development fees increased 24.7% from $6.5 million in the nine months ended September 30, 1996 to $8.0 million in the nine months ended September 30, 1997.

Maintenance Fees. Maintenance fees include fees from software maintenance agreements. Maintenance fees increased 67.4% from $.6 million in the three months ended September 30, 1996 to $1.0 million in the three months ended September 30, 1997. The growth in these revenues during these periods was the result of increased maintenance fees associated with the increased number of licenses of CreditRevue outstanding during such periods and the renewal of annual maintenance agreements on third party software products.

Maintenance fees increased 57.6% from $1.4 million in the nine months ended September 30, 1996 to $2.3 million in the nine months ended September 30, 1997. This increase is the result of an increased number of CreditRevue licenses under maintenance agreements as compared to the same period in 1996.

Computer Hardware Sales. Computer hardware sales revenue decreased 86.7% from $.7 million in the three months ended September 30, 1996 to $.1 million in the three months ended September 30, 1997. Computer hardware sales revenue consists of revenues received from resales of third-party hardware in connection with the license and installation of the Company's software.

Computer hardware sales revenue decreased 17.5% from $1.1 million in the nine months ended September 30, 1996 to $0.9 million in the nine months ended September 30, 1997. The decrease in such revenues during these periods reflects the decrease in the number of CreditRevue-related hardware installations during the first nine months of 1997 as compared to the same period in 1996.

Credit Connection Service Fees. Credit Connection service fees consist of interface development and related hardware fees and service bureau transaction and communication fees. For the three months ended September 30, 1997, approximately $93,600 of Credit Connection service revenues related to interface development, and approximately $85,400 related to service bureau transaction and communication fees. The Company commenced reporting Credit Connection revenues in 1997 with the commercial introduction of Credit Connection. Credit Connection service fees are recognized at the time services are performed.

For the nine months ended September 30, 1997, approximately $196,500 of Credit Connection service revenues relate to interface development, and approximately $217,800 related to service bureau transaction and communication fees.

Cost of License and Software Development Fees. Cost of license and software development fees consist primarily of salaries and benefits and allocations of office space expense for in-house programmers and the cost of temporary contract labor. Cost of license and software development fees increased 48.8% from $1.2 million in the three months ended September 30, 1996 to $1.7 million in the three months ended September 30, 1997. As a percentage of license fee and software development revenue, cost of license and software development fees were 48.0% and 55.7% in the three months ended September 30, 1996 and the three months ended September 30, 1997, respectively. During this period the Company increased staffing levels primarily in preparation of the commercial release of its new CreditRevue 2000 product. This increased staffing resulted in, and is expected to result in for, the foreseeable future, an incremental duplication of certain personnel while the Company transitions from its legacy CreditRevue product , now referred to as

CreditRevue Classic, to its new CreditRevue 2000 product. This transition will extend into 1998 as client projects currently in process are completed and new
projects using CreditRevue 2000 commence.   Additionally, cost of license and
software fees as a percentage of license and software development fees over these periods was related to the fluctuation in the Company's quarterly revenues and hourly labor costs associated with temporary contractors. The Company's costs on a full-time equivalent basis for temporary contractors is generally twice the amount incurred by the Company for its in-house technical personnel. The increased staffing levels are expected to reduce the dependency on temporary contractors upon the completion of their training in the Company's proprietary products and services and technology, however due to the amount of revenues received during the three months ended September 30, 1997, costs as a percentage of revenues increased at a disproportionate rate. The Company anticipates that total labor costs as a percentage of revenue will decrease as the Company and its customers move to a greater level of product standardization with the transition to CreditRevue 2000.

Cost of license and software development fees increased 42.0% from $3.5 million in the nine months ended September 30, 1996 to $5.0 million in the nine months ended September 30, 1997. As a percentage of license fee and software development revenue, cost of license and software development fees were 54.5% and 62.1% in the nine months ended September 30, 1996 and the nine months ended September 30, 1997, respectively. The increased costs as a percent of revenues relate to increased staffing associated with the transition to CreditRevue 2000.

Costs of Maintenance Fees. Cost of maintenance fees consists primarily of personnel and related costs for customer maintenance and support. Cost of maintenance fees increased 185.4% from $.1 million in the three months ended September 30, 1996 to $.3 million in the three months ended September 30, 1997. As a percentage of maintenance fee revenue, cost of maintenance fees was 19.9% and 33.9% in the three months ended September 30, 1996 and the three months ended September 30, 1997, respectively. The dollar increase in the cost of maintenance fees reflects the increase in maintenance staff associated with the increase of CreditRevue customers whose implementation projects were successfully completed during the second quarter and commenced maintenance coverage during the third quarter. The increase in the percentage of cost of maintenance fees to maintenance fee revenue in the three months ended September 30, 1997 as compared to the three months ended September 30, 1996 resulted from increased staffing and related expenses of maintenance personnel.

Cost of maintenance fees increased 80.8% from $0.3 million in the nine months ended September 30, 1996 to $0.6 million in the nine months ended September 30, 1997. As a percentage of maintenance fee revenue, cost of maintenance fees was 22.6% and 26.0% in the nine months ended September 30, 1996 and the nine months ended September 30, 1997, respectively.

Cost of Computer Hardware Sales.  Cost of computer hardware sales consists of
(i) a variable expense component represented by the Company's cost of computer hardware resold to the Company's customers that are licensing CreditRevue and
(ii) a fixed expense component represented by salaries and benefits for systems integration employees. Cost of computer hardware sales decreased 78.1% from $.6 million in the three months ended September 30, 1996 to $.1 million in the three months ended September 30, 1997. This decrease related directly to the decrease in hardware revenues during the same periods. As a percentage of computer hardware sales revenue, cost of computer hardware sales was 84.9% and 139.4% in the three months ended September 30, 1996 and the three months ended September 30, 1997, respectively. The increase in the cost of computer hardware sales as a percent of revenue is the result of lower hardware revenues, while fixed expenses, primarily personnel related in nature, increased during the same period.

Cost of computer hardware sales decreased 13.6% from $1.0 million in the nine months ended September 30, 1996 to $.9 million in the nine months ended September 30, 1997. As a percentage of computer hardware sales revenue, cost of computer hardware sales was 86.9% and 91.1% in the nine months ended September 30, 1996 and the nine months ended September 30, 1997, respectively. The dollar increase in the cost of computer hardware sales reflects the increase in computer hardware sales during the periods presented and a slight increase in the fixed expenses associated with the sale of computer hardware. Additionally, the Company's margin on computer hardware sales fluctuates based on changes in product sales mix, volume discounts to significant customers, and negotiated mark-ups with customers.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 12.5% from $1.7 million in the three months ended September 30, 1996 to $1.9 million in the three months ended September 30, 1997. This increase resulted primarily from an increase in the Company's administrative, sales and marketing staff and increases related to non-salary based administrative expenses, consisting of outside services, legal, accounting and insurance fees and travel expenses. Selling, general and administrative expenses includes (i) salaries and commissions paid to sales and marketing personnel, as well as travel and promotional expenses, and (ii) salaries of administrative, executive and financial personnel, and (iii) outside professional fees. The increase in these expenses was attributable to several factors. In addition, such expenses increased due to an increase in expenses associated with the growth of the Company and an increase in legal and insurance fees associated with the protection of the Company's proprietary intellectual property.

Selling, general and administrative expenses increased 45.0% from $4.0 million in the nine months ended September 30, 1996 to $5.9 million in the nine months ended September 30, 1997. Virtually all of this $1.9 million increase related to non-salary based administrative expenses, including recruiting, outside services, legal, accounting and insurance fees and advertising expenses. Certain of these expenses increased due to an increase in expenses associated with the growth of the Company and an increase in legal and insurance fees associated with the protection of the Company's proprietary intellectual property.

Research and Development Costs. Research and development costs consist primarily of salaries and benefits of in-house programmers. These costs increased $0.5million during the three months ended September 30, 1997 as compared to the three months ended September 30, 1996 due primarily to the addition of 16 employees in 1996 and early 1997.

Research and development costs increased $1.0 million during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996 due primarily to the addition of 16 employees in 1996 and early 1997. Approximately $91,000 was capitalized during the nine months ended September 30, 1996. There were no research and development expenses capitalized during 1997.

Interest Income (Expense). Interest income increased to $0.3 million in the three months ended September 30, 1997 from an expense of $20,665 for the three month period ended September 30, 1996. The increase in interest income over such periods relates primarily to interest earned on the proceeds from the Company's initial public offering.

Interest income increased to $0.9 million in the nine months ended September 30, 1997 from an expense of $81,212 for the nine month period ended September 30, 1996. The increase in interest income over such periods relates primarily to interest earned on the proceeds from the Company's initial public offering in December 1996.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its working capital needs and investments in property and equipment from operating cash flows and approximately $27.0 million of net proceeds from the Company's initial public offering completed in December 1996 and January 1997. During the nine months ended September 30, 1997, the Company consumed net cash from operating activities of $4.3 million. The primary use of cash for operations was the reduction in accounts payable of approximately $1.7 million, the funding of losses from operations of approximately $2.4 million, and the growth in accounts receivables of approximately $1.0 million

The Company's cash used in investing activities consists principally of investments in property and equipment. During the nine months ended September 30, 1996 and 1997, the Company invested a total of $0.3 and $1.7 million, respectively, in property and equipment. These investments were directly attributable to the Company's growth in operations. The Company does not have any material commitments for the purchase of property and equipment at September 30, 1997.

In addition, on January 10, 1997 the Company received approximately $4.2 million in net proceeds from the exercise by its underwriters of the underwriters' over-allotment option issued in conjunction with the Company's initial public offering in December 1996.

The Company has historically relied principally on its bank line of credit and proceeds from its initial public offering completed in December 1996 for its financing needs. The Company received $22.6 million of net proceeds from its initial public offering. The Company maintains a secured bank line of credit in the amount of $1.5 million, of which there was no balance outstanding at September 30, 1997. The line of credit bears interest at the bank's prime rate (8.50% at September 30, 1997). Further, the bank's line of credit requires the bank's written consent prior to, among other things, (i) the Company's engagement in a substantially different business activity, or (ii) the purchase by the Company of any interest in another enterprise or entity.

The Company currently anticipates that its available cash resources, expected cash flows from operations, and its bank line of credit will be sufficient to meet its presently anticipated working capital, capital expenditure and debt repayment requirements through mid 1998.

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

Dependence on CreditRevue Product Line. License fees, maintenance fees and third-party computer hardware sales associated with licenses and installations of CreditRevue accounted for substantially all of the Company's revenues through September 30, 1997. Although the Company has recently introduced its Credit Connection service, the Company expects that revenues generated from licenses and installations of CreditRevue will continue to account for a significant portion of the Company's revenues for the foreseeable future. To date, Credit Connection has generated approximately $414,000 in revenues. The life cycles of the Company's products and services are difficult to predict due to the effect of new product and service introductions or software enhancements by the Company or its competitors, market acceptance of new and enhanced versions of the Company's products and services, and competition in the Company's marketplace. A decline in the demand for CreditRevue, whether as a result of competition, technological change, price reductions or otherwise, would have a material adverse effect on the Company's business, results of operations and financial condition.

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

Management of Changing Business. The Company has experienced significant changes in its business, such as an expansion in the Company's staff and customer base and the development of new products, services and enhancements to its software, including the recent commercial release of Credit Connection. Such changes have placed and may continue to place a significant strain upon the Company's management, systems and resources. As of September 30, 1997, the Company had grown to 207 employees from 140 employees at December 31, 1996.
The Company's ability to compete effectively and to manage future changes will require the Company to continue to improve its financial and management controls, reporting systems and procedures and budgeting and forecasting capabilities on a timely basis and expand its sales and marketing work force, and train and manage its employee work force. There can be no assurance that the Company will be able to manage such changes successfully. The Company's failure to do so could have a material adverse effect upon the Company's business, results of operations and financial condition.

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

Future Capital Needs; Uncertainty of Additional Financing. The Company currently anticipates that its available cash resources combined with anticipated funds from operations will be sufficient to meet its presently anticipated working capital and capital expenditure requirements through mid 1998. Thereafter, the Company may need to raise additional funds.

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


                           CREDIT MANAGEMENT SOLUTIONS, INC.
                           ---------------------------------
                                       (Registrant)



Date: November __, 1997    /s/ James R. DeFrancesco
                          ----------------------------------------------------
                          James R. DeFrancesco
                          President, Chief Executive Officer and Chairman of the Board of Directors
                          (Principal Executive Officer)




Date: November __, 1997     /s/ Robert P. Vollono
                          ----------------------------------------------------
                          Robert P. Vollono
                          Senior Vice President, Treasurer, Chief Financial Officer and Director (Principal
                          Financial and Accounting Officer)






------------------------------
* Incorporated by reference to the Exhibits filed with the Company's Registration Statement on Form S-1, File NO. 333-14007.

                       CREDIT MANAGEMENT SOLUTIONS, INC.

                                 EXHIBIT INDEX

Exhibit No.      Description                                               Page
------------     -----------                                               ----
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

    10.12      1996 Credit Management Solutions, Inc. Employee Stock Purchase
               Plan*

    10.13      1996 Credit Management Solutions, Inc. Long-Term Incentive Plan*

    10.14      Form of Tax Indemnification Agreement*

    10.15      1996 Credit Management Solutions, Inc. Non-Qualified Stock Option
               Plan*

       27      Financial Data Schedule


---------------
* Incorporated by reference to the Exhibits filed with the Company's Registration Statement on Form S-1, File No. 333-14007.