Form 10-K405
period 1997-12-31
CREDIT MANAGEMENT SOLUTIONS INC
filed 1998-03-30
CIK 1024339

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

   [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934, AS AMENDED [FEE REQUIRED]
              FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                  OR
  [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934, AS AMENDED [NO FEE
           REQUIRED]
           FOR THE TRANSITION PERIOD FROM
                          TO

                        COMMISSION FILE NUMBER 000-21735

                       CREDIT MANAGEMENT SOLUTIONS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                        DELAWARE                                                52-1549401
            (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER IDENTIFICATION NO.)
             INCORPORATION OR ORGANIZATION)
         5950 SYMPHONY WOODS ROAD, COLUMBIA, MD                                   21044
        (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                                (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (410) 740-1000

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:  None

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                                                          NAME OF EACH EXCHANGE
                  TITLE OF EACH CLASS                                      ON WHICH REGISTERED
                  -------------------                                      -------------------
             Common Stock, $0.01 par value                                Nasdaq National Market

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     At March 25, 1998, Credit Management Solutions, Inc. had 7,619,467 shares of Common Stock, par value $0.01, outstanding.

     While it is difficult to determine the number of shares owned by non-affiliates, the registrant estimates that the aggregate market value of outstanding Common Stock on March 25, 1998 (based upon the average bid and asked prices of such Common Stock on the Nasdaq National Market on March 25, 1998) held by non-affiliates was approximately $23.1 million. For this computation, the registrant has excluded the market value of all shares of its Common Stock reported as beneficially owned by officers, directors and certain significant stockholders of the registrant. Such exclusion shall not be deemed to constitute an admission that any such stockholder is an affiliate of the registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Items 10, 11, 12 and 13 of Part III of this Form 10-K are incorporated by reference from the registrant's definitive Proxy Statement to be furnished to stockholders in connection with the 1998 Annual Meeting of Stockholders. This Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, not later than April 30, 1998.
================================================================================

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

     The Company was incorporated under the laws of the State of Maryland in 1987 and reincorporated under the laws of the State of Delaware in December 1996. CMSI is a developer and provider of software solutions and services for automating the consumer and small business credit analysis, decisioning and funding process. The Company's products and services allow its customers to automate the entire credit application process by enabling the rapid transmission of credit applications to multiple funding sources, expediting credit application analysis and decisioning and facilitating compliance with federal and state regulatory requirements. The Company's core product, CreditRevue(R), analyzes credit applications by automatically accessing third-party credit bureau reports, consulting the lending institution's internal loan guidelines and incorporating the loan "scorecards" used by lending institutions. To further support the needs of the lending industry, the Company developed CreditConnection(R), which became commercially available in July 1996. CreditConnection, a software-based service, links sources of credit origination through an online network that allows applications to be transmitted to multiple funding sources and credit decisions to be delivered back to the point of origin in a matter of minutes. To date, CreditConnection has generated approximately $666,500 in revenues.

PRODUCTS AND SERVICES

  CreditRevue(R)

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

     The Company markets the following supplemental CreditRevue products:

        - CreditRevue(R) 2000(TM). The Company has completed the new version of CreditRevue, which is designed to allow the software to be configured without extensive coding. This new version of CreditRevue is currently being deployed to new customers. The Company believes this new design will reduce the current implementation time for a CreditRevue system from eight to 10 months to four to six months. With the introduction of CreditRevue 2000, the Company's traditional CreditRevue product offering is referred to as CreditRevue Classic.

        - CreditRevue Student Lending(TM) is a specialized version of CreditRevue which in addition to providing the full functionality of CreditRevue is configured to support the requirements of the student lending marketplace.

        - CreditRevue Maestro(TM) is a product designed to work in conjunction with a client's existing order entry system providing complete background credit analysis and decisioning capabilities based on client defined criteria.

        - CreditRevue Service Bureau(TM), which is designed to allow lenders to connect multiple terminals or personal computers to a service bureau system to access CreditRevue. CreditRevue Service Bureau is designed to be used by small and medium sized financial institutions seeking to minimize the up-front hardware and software costs of an in-house system. The Company will initially pursue strategic marketing alliances with established service bureau providers whereby such providers will be licensed to re-market CreditRevue Service Bureau to their existing clients on a transaction fee basis.

        - Dun & Bradstreet OneScore(TM) is a credit scoring product to assess small businesses. Using advanced statistical techniques, Dun & Bradstreet (D&B) has developed a blended scoring model that permits D&B's comprehensive commercial information to be intelligently combined with information on principals of the business concerned. The consumer information is provided by independent consumer bureaus to help customers better assess credit risks in dealings with smaller businesses. The Company uses its proprietary credit processing system to implement the D&B model on behalf of D&B's customers. This is a transaction fee oriented service for which the Company receives a fee for each OneScore generated by a D&B client.

  CreditConnection(R)

     CreditConnection offers connectivity between points of credit origination, such as automobile dealers, and multiple funding sources. CreditConnection allows a dealer to enter a credit application for a consumer loan or lease. The dealer can request one or more credit bureaus which can then be reviewed in several different formats. The dealer can select one or more lending institutions to which the credit application should be sent and can specify criteria which determines how the application is to be sequenced and automatically forwarded to secondary sources (e.g., if the first lending institution does not respond within 10 minutes). The dealer can then view the lenders' credit decisions online. When the lending institution supports automated funding, the dealer can have the funds for the loan transferred to the dealer's bank account without having to wait for the actual contract to arrive at the funding source. CreditConnection provides several other features to dealerships, including online vehicle valuation guides and broadcast news from participating funding sources. For the funding source, CreditConnection provides a single interface to communicate with any number and type of credit originators.

     The Company's agreements with each lending institution that subscribes to the CreditConnection service include a provision that the Company and the lending institution develop and implement a marketing plan describing how the lending institution will utilize its sales force to increase dealership subscriptions to the CreditConnection service. The Company also has been pursuing remarketing arrangements for the CreditConnection service with vendors that provide automated systems for dealership management and operations. The Company has signed agreements to form strategic alliances with the Dealer Service Group of ADP and Universal Computer Systems (UCS) to remarket CreditConnection. The agreements with ADP and UCS provide that such parties offer the CreditConnection service as their standard approach to establish electronic interfaces between dealerships and financial institutions. Under certain limited circumstances, ADP and UCS may provide an interface which is different from the Company's. ADP and UCS do not currently remarket any third party products or services which compete with the CreditConnection service. See "-- Sales and Marketing."

     The Company's agreements with lending institutions that are licensees of CreditRevue typically require that the CreditConnection service be utilized as the exclusive interface between CreditRevue software and applications transmitted electronically from third parties. The ability of CreditConnection lending institutions that are not CreditRevue licensees to receive applications transmitted electronically from third parties by means other than the CreditConnection service is not similarly restricted.

     The Company is also marketing CreditConnection LenderLink(TM), which facilitates the electronic transfer of credit applications and decisions between lending institutions through the CreditConnection network. Using CreditConnection LenderLink, a prime lender can automatically forward credit applications which it has declined to a sub-prime lender. The sub-prime lender can return a decision electronically to the prime lender, which then communicates the decision to the credit originator. CreditConnection LenderLink benefits all three parties, the credit originator, the prime lender and the sub-prime lender. The credit originator gets a higher rate of approvals since applications declined by the prime lender have additional opportunities to be approved. The prime lender gets a referral fee from the sub-prime lender, and the sub-prime lender gets a source for additional customers. Additionally, the Company receives a transaction-based fee for each application transmitted to a sub-prime lender using CreditConnection LenderLink.

     CreditConnection for Microsoft Corporation's Windows operating system is a graphical, client/server version of the dealer software that connects to the CreditConnection host using the Internet or a private network. This new software is designed to reduce communication costs and provides easier deployment, an improved user interface and additional functionality. CreditConnection for Microsoft Corporation's Windows operating system became commercially available in 1997.

     In addition, the Company is developing CreditConnection Online(TM), which will allow consumers to use the World Wide Web to apply for loans and receive online decisions from lenders subscribing to CreditConnection. Consumers will be able to enter applications at the Company's Web site, a subscribing lender's Web site or a third-party remarketer's Web site. CreditConnection Online, originally developed in 1997, was used initially to originate automobile loans from ADP's AutoConnect(TM) Web site and forward those loans to NationsBank through CreditConnection. Following the initial development and pilot market test, CreditConnection Online is being re-engineered to support multiple lenders using browser development technology.

CUSTOMERS

     The Company's customers are categorized by product type. With respect to the CreditRevue product, the Company has over 35 customers, including banks, savings and loan associations, finance companies, sub-prime lenders, leasing companies, student lenders and a telecommunications company. The Company intends to continue to focus on the financial services industry and to target the student lending, insurance, utilities and healthcare industries. With regards to its CreditConnection service, at December 31, 1997 the Company had contractual relationships with 22 lenders. The Company has developed electronic connections linking 14 financial institutions to the CreditConnection service. The Company's alliance with Dun & Bradstreet has resulted in 117 customers for the OneScore service as of December 31, 1997.

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of those customers who have accounted for 10% or more of the Company's revenues in any of the past three years.

PRODUCT DEVELOPMENT

     Since its inception, the Company has made substantial investments in product development and has a dedicated product development organization which periodically releases new products and enhancements to existing products. The Company believes that its future performance will depend in large part on the Company's ability to enhance its current products and services and to develop new products on a timely and cost-effective basis that will keep pace with technological developments and evolving industry standards, as well as address the increasingly sophisticated needs of the Company's customers. While the Company anticipates that certain new products and services will be developed internally, the Company may, based on timing and cost considerations, acquire or license technology or software from third parties when appropriate. For a discussion of certain risks associated with the Company's product development program, see "-- Risk Factors -- Rapid Technological Change; Risk Associated with New Products, Services or Enhancements" and "-- Risk Factors -- Risk of Defects, Development Delays and Lack of Market Acceptance."

     As of December 31, 1997, the Company's product development staff consisted of 23 employees. The Company anticipates that it will continue to commit resources to product development in the future.

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

     As of December 31, 1997, the Company's dedicated customer service and support team included 22 employees. CMSI's support personnel are available to its customers 24 hours a day, seven days a week through a hotline. The Company tracks each customer's service history to identify trends or problem areas and to recommend solution strategies. Most customer support questions are answered during the initial call. The Company can access a customer's system through a modem to diagnose the situation and implement corrective measures, if necessary. The Company also makes on-site visits for emergency or serious problem situations.

     The Company believes that its customers typically base their decisions to purchase the Company's products and services partly on the support and maintenance offered with such products and services. The Company intends to continue to strengthen its support team and reputation by adding professional personnel with significant experience in the financial services and software industries.

SALES AND MARKETING

     As of December 31, 1997, the Company's sales and marketing organization consisted of 17 employees based at the Company's corporate headquarters in Columbia, Maryland. To support its sales force, the Company conducts comprehensive marketing programs, which include direct mail, public relations, seminars, trade shows and ongoing customer communications programs. The Company also sponsors an annual users' group meeting for its CreditRevue customers.

     The Company sells its CreditRevue products through a direct sales organization. The sales cycle begins with the generation of a sales lead or the receipt of a request for proposals from a prospective customer. While the sales cycle varies substantially from customer to customer, it typically requires six to eight months.

     The sales effort for CreditConnection comprises both direct and indirect marketing activities. Direct sales efforts are concentrated on selling the service to financial institutions, automobile superstores, independent dealerships, and finance and insurance systems providers. Direct sales efforts are supported by participation in both financial and automotive trade shows and conferences, financial press relations, telemarketing, advertising campaigns, and targeted mailings. The Company also supports the indirect sales efforts of the sales organizations of certain financial institutions which have well-established relationships with many of the automobile dealerships in the United States. The Company supports its indirect sales channels through a variety of marketing communications efforts including the development of brochures and direct mail pieces, production of sales videos, participation in trade shows and conferences, support for bank dealer focus groups, advertising, press relations and seminar support.

     In November 1996, the Company entered into an agreement to form a strategic alliance with the Dealer Services Group of ADP. Under the terms of the agreement, the Company and ADP have agreed to integrate CreditConnection with ADP's automated dealership management and operations systems so that ADP can remarket and license CreditConnection to ADP's automobile dealer customers. In exchange for its services, ADP is entitled to a percentage of the net revenues from transactions generated by ADP's dealers. In addition, pursuant to the agreement, ADP has the right to name one director to the Company's Board of Directors. In August 1997, the Company entered into an agreement to form a strategic alliance with Universal Computer Systems, Inc. ("UCS") whereby UCS can remarket and license CreditConnection to UCS's automobile dealer customers. While the Company has also initiated discussions with other dealer system vendors and intends to establish relationships with such vendors to expand the market presence of CreditConnection, no such additional relationships have been finalized.

BACKLOG

     At December 31, 1997, the Company had entered into contracts for its services for which $4.3 million of revenues will be recognized in future periods. At December 31, 1996, the comparable amount was $3.5 million.

COMPETITION

     The credit processing software and services industry is intensely competitive and rapidly changing. The Company believes its ability to compete depends upon many factors within and outside its control, including the timing and market acceptance of new products and services and enhancements developed by the Company and its competitors, including (i) application software companies,
(ii) management information systems departments of potential customers, (iii) third-party professional services organizations, and (iv) computer services outsourcing providers which offer service bureau-based credit processing solutions. Competitors for CreditRevue include American Management Systems, Inc., Appro Systems, Inc., CFI ProServices, Inc., Fair, Isaac and Company, Inc., Affinity Technology Group, Inc and Corporate Solutions International, Inc. While at the outset of 1997 The Reynolds & Reynolds Company ("Reynolds"), and International Business Machines Corporation ("IBM"), each separately marketed solutions competitive with the CreditConnection, it is not clear that either Reynolds or IBM is continuing or plans to continue marketing these solutions in 1998. Many of the Company's competitors are substantially larger than the Company and have significantly greater financial, technical and marketing resources and established, extensive direct and indirect channels of distribution. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products and services than the Company.

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

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

     The Company's success is heavily dependent upon its proprietary technology. The Company regards its software products and services as proprietary, and relies primarily on a combination of contract, copyright and trademark law, trade secrets, confidentiality agreements and contractual provisions to protect its proprietary rights. The Company has no patents on its products currently in commercial use, and existing trade secrets and copyright laws afford only limited protection. The Company has applied for a United States patent on portions of CreditConnection. There can be no assurance that a patent will be granted pursuant to the Company's application or that, if granted, such patent would survive a legal challenge to its validity or provide adequate protection. Furthermore, there can be no assurance that others will not design around any patents issued to the Company.

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

     "CreditRevue," "CreditConnection" and "INCredit" are registered trademarks of the Company. "CrossSell," "CreditRevue Service Bureau," "CreditRevue Student Lending," "CreditRevue Data Server," "CreditRevue Maestro," "CreditConnection Online," "CreditConnection LenderLink" and the Company logo are trademarks of the Company. The Company is not aware that any of its products, services, trademarks or other proprietary rights infringes the proprietary rights of third parties. However, there can be no assurance that third parties will not assert infringement claims against the Company in the future with respect to current or future products or services. As the number of software products and services in the industry increases and the functionality of these products and services further overlaps, the Company believes that software developers may become increasingly subject to infringement claims. Furthermore, there can be no assurance that former employers of the Company's present and future employees will not assert claims that such employees have improperly disclosed confidential or proprietary information to the Company. Any such claims, with or without merit, can be time consuming and expensive to defend, cause product and service delays, or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company, or at all, which could have a material adverse effect on the Company's business, results of operations and financial condition.

EMPLOYEES

     As of December 31, 1997, the Company had 212 full time employees, including 23 in product development, 127 in technical operations, 17 in sales and marketing and 23 in finance and administration. The Company's employees are not covered by any collective bargaining agreements. The Company has experienced no work stoppages and believes that its relations with its employees are good.

RISK FACTORS

  Uncertainty of Future Results of Operations; Fluctuations in Quarterly Results of Operations

     Prior growth rates in the Company's revenue and net income should not be considered indicative of future results of operations. Future results of operations will depend upon many factors, including market acceptance of new services, including the Company's CreditConnection and CreditRevue Service Bureau, the demand for the Company's products and services, the success of the Company's relationships with third party remarketers of CreditConnection, the successful transition from predominantly license fee-based revenue to predominantly transaction fee-based revenue, the timing of new product and service introductions and software enhancements by the Company or its competitors, the level of product, service and price competition, the length of the Company's sales cycle, the size and timing of individual transactions, the delay or deferral of customer implementations, the Company's success in expanding its customer support organization, direct sales force and indirect distribution channels, the nature and timing of significant marketing programs, the mix of products and services sold, the timing of new hires, the ability of the Company to develop and market new products and services and control costs, competitive conditions in the industry and general economic conditions. In addition, the decision to implement the Company's products or services typically involves a significant commitment of customer resources and is subject to the budget cycles of the Company's customers. Licenses of CreditRevue generally reflect a relatively high amount of revenue per order. The loss, cancellation or delay of individual orders, therefore, would have a significant impact on the Company's revenue and quarterly results of operations. The timing of revenue is difficult to predict because of the length and variability of the Company's sales cycle, which has ranged to date from two to 18 months from initial customer contact to the execution of a license agreement. In addition, since a substantial portion of the Company's revenue is recognized on a percentage-of-completion basis, the timing of revenue recognition for its licenses may be materially and adversely affected by delays or deferrals of customer implementations. Such delays or deferrals may also increase expenses associated with such implementations which would materially and adversely affect related operating margins. The Company's operating expenses are based in part on planned product and service introductions and anticipated revenue trends and, because a high percentage of these expenses are relatively fixed, a delay in the recognition of revenue from a limited number of transactions could cause significant variations in operating results from quarter-to-quarter and could result in operating losses. To the extent such expenses precede, or are not subsequently followed by, increased revenues, the Company's results of operations would be materially and adversely affected. As a result of these and other factors, revenues for any quarter are subject to significant variation, and the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. There can be no assurance that the Company will be profitable in any future quarter or that such fluctuations in results of operations will not result in volatility in the price of the Company's Common Stock. Due to all of the foregoing factors, it is likely that in some future quarter the Company's results of operations will be below the expectations of public market analysts and investors. In such event, the market price of the Company's Common Stock will be materially and adversely affected. See "-- Market Acceptance of Credit Connection; Transition to Transaction-Based Revenue" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Quarterly Information."

  Dependence on CreditRevue Product Line

     License fees, maintenance fees and third-party computer hardware sales associated with licenses and installations of CreditRevue accounted for substantially all of the Company's revenues through December 31, 1997. Although the Company introduced its CreditConnection service in the fourth quarter of 1996, the Company expects that revenues generated from licenses and installations of CreditRevue will continue to account for a significant portion of the Company's revenues for the foreseeable future. To date, CreditConnection has generated approximately $666,500 in revenues. The life cycles of the Company's products and services are difficult to predict due to the effect of new product and service introductions or software enhancements by the Company or its competitors, market acceptance of new and enhanced versions of the Company's products and services, and competition in the Company's marketplace. A decline in the demand for CreditRevue, whether as a result of competition, technological change, price reductions or otherwise, would have a material adverse effect on the Company's business, results of operations and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

  Market Acceptance of CreditConnection; Transition to Transaction-Based Revenue

     The Company's CreditConnection service was commercially introduced in 1996 and the Company's CreditRevue Service Bureau service was commercially introduced through strategic alliance partner, AnyTime Access, in January, 1998. The CreditConnection service and the CreditRevue Service Bureau service (as provided by AnyTime Access and other third parties to which the Company licenses the CreditRevue Service Bureau) are projected to account for a significant portion of the Company's revenues in the future. As a result, demand and market acceptance for these services are subject to a high level of uncertainty, and the Company will be heavily dependent on their market acceptance. There can be no assurance that these services will be commercially successful. To date, CreditConnection has generated approximately $666,500 in revenues. The failure of the Company to generate demand for CreditConnection or CreditRevue Service Bureau or the occurrence of any significant technological problems with such services would have a material adverse effect on the Company's business, results of operations and financial condition. Historically, virtually all of the Company's revenues have been derived from license fees, maintenance fees and hardware sales associated with licenses and installations of CreditRevue. Under the terms of its license agreements, a majority of the Company's revenues are realized during the configuration and installation of CreditRevue. However, the Company anticipates that a significant portion of the Company's future revenues will be derived from per-usage transaction-based fees charged to credit originators and financial institutions for transactions originated from the CreditConnection and CreditRevue Service Bureau services. There can be no assurance that the Company will successfully manage the transition of a significant portion of its revenues from license-based revenue to transaction-based revenue. The failure of the Company to successfully manage the transition to a transaction-based revenue stream would have a material adverse effect on the Company's business, results of operations and financial condition.

  Reliance on Certain Relationships

     The Company has established relationships with a number of companies that it believes are important to its sales, marketing and support activities, as well as to its product, service and software development efforts. The Company has relationships with automated scorecard companies, hardware vendors and credit bureaus. There can be no assurance that these relationships will be successful on an on-going basis. Moreover, there can be no assurance that these companies, most of which have significantly greater financial and marketing resources than the Company, will not develop or market products and services which will compete with the Company's products and services in the future. Furthermore, since many of these relationships are informal in nature, they are terminable by either party at will. Other relationships are terminable by either party after a relatively short notice period. There can be no assurance that these companies will not otherwise discontinue their relationships with or support of the Company. The failure by the Company to leverage and maintain its existing relationships or to establish new relationships in the future, because of a divergence of interests, acquisition of one or more of these third parties or other reasons, could have a material adverse effect on the Company's business, results of operations and financial condition. See "-- Sales and Marketing."

     In addition, the Company has formed strategic alliances with ADP and UCS for remarketing CreditConnection and with Dun & Bradstreet for the marketing of OneScore. There can be no assurance that these relationships will be successful. Moreover, there can be no assurance that these companies will actively remarket CreditConnection or OneScore. The failure by the Company to leverage and maintain its existing relationships ADP, UCS and Dun & Bradstreet, or to establish new relationships in the future, because of a divergence of interests, acquisition of one or more of these third parties or other reasons, could have a material adverse effect on the Company's business, results of operations and financial condition. See "-- Sales and Marketing."

  Dependence on Large License Fee Contracts and Customer Concentration

     A relatively small number of customers have accounted for a significant percentage of the Company's revenues. License fees for CreditRevue are based on a percentage-of-completion method on a cost-incurred basis with the final installment being paid in full upon acceptance of the Company's software. The Company receives continuing revenues on CreditRevue from annual maintenance agreements which commence upon acceptance of the software by the customer. Maintenance agreements are renewable annually by the customer, and the license agreements are co-terminous with the maintenance agreements. Although the Company has experienced a high degree of customer loyalty, the Company cannot predict how many maintenance agreements will be renewed or the number of years of renewal. Revenues generated by the Company's 10 largest customers accounted for 48.8% and 65.1% of total revenues in 1997 and 1996, respectively. None of the Company's customers accounted for 10% or more of total revenues in 1997 or 1996. The Company expects that a limited number of customers will continue to account for a significant percentage of revenue for the foreseeable future. The loss of any major customer or any reduction or delay in orders by any such customer, delay or deferral in configurations or enhancements by such customers, termination of orders by any customer, or the failure of the Company to successfully market its products or services to new customers, could have a material adverse effect on the Company's business, results of operations and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

  Management of Changing Business

     The Company has experienced significant changes in its business, such as an expansion in the Company's staff and customer base and the development of new products, services and enhancements to its software, including the commercial release of CreditConnection in 1996. Such changes have placed and may continue to place a significant strain upon the Company's management, systems and resources. As of December 31, 1997, the Company had grown to 212 employees from 140 employees at December 31, 1996. The Company's ability to compete effectively and to manage future changes will require the Company to continue to improve its financial and management controls, reporting systems and procedures, budgeting and forecasting capabilities on a timely basis, expand its sales and marketing work force and train and manage its employee work force. There can be no assurance that the Company, or the Company's current management, will be able to manage such changes successfully. The Company's failure to do so could have a material adverse effect upon the Company's business, results of operations and financial condition. See "-- Sales and Marketing."

  Dependence on Key Personnel

     The Company's future performance depends in significant part upon the continued service of its key technical, sales and senior management personnel, particularly James R. DeFrancesco, President and Chief Executive Officer, and Scott L. Freiman, Executive Vice President. The Company has obtained key-person life insurance on the lives of each of Messrs. DeFrancesco and Freiman. The loss of the services of one or more of the Company's executive officers could have a material adverse effect on the Company's business, results of operations and financial condition. The Company retains its key employees through the use of equity incentive programs, including stock option plans, employee stock purchase plans, and competitive compensation packages. The Company has no employment agreements and does not intend to enter into any such agreements in the foreseeable future. The Company's future success also depends on its continuing ability to attract and retain highly qualified managerial, sales, technical, and customer support personnel. In particular, the Company has encountered difficulties in hiring sufficient numbers of programmers and technical personnel. Competition for qualified personnel is intense, and there can be no assurance that the Company will be able to retain its key technical, sales and managerial employees or that it can attract, assimilate or retain other highly qualified technical, sales and managerial personnel in the future.

  Rapid Technological Change; Risk Associated with New Products, Services or Enhancements

     The credit processing software products and services industry in which the Company competes is characterized by rapid technological change, frequent introductions of new products and services, changes in customer demands and evolving industry standards. The introduction or announcement of new products, services or enhancements by the Company or one or more of its competitors embodying new technologies or changes in industry standards or customer requirements could render the Company's existing products or services obsolete or unmarketable. Accordingly, the life cycles of the Company's products are difficult to estimate. The Company's future results of operations will depend, in part, upon its ability to enhance its products and services and to develop and introduce new products and services on a timely and cost-effective basis that will keep pace with technological developments and evolving industry standards, as well as address the increasingly sophisticated needs of the Company's customers. The Company has in the past and may in the future experience significant delays in product development. There can be no assurance that these new products and services, if developed, will gain market acceptance or that the Company will be successful in developing and marketing new products or services that respond to technological change, evolving industry standards and changing customer requirements, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products or services, or that its new products or services will adequately meet the requirements of the marketplace and achieve any significant degree of market acceptance. In addition, a majority of the Company's current products operate in the UNIX operating system. Although the Company's software is designed to work with other operating environments, a requirement to port to a different operating system could be costly and time consuming and could have a material adverse effect on the Company's business, results of operations and financial condition. Failure of the Company to develop and introduce, for technological or other reasons, new products and services in a timely and cost-effective manner could have a material adverse effect on the Company's business, results of operations and financial condition. Furthermore, the introduction or announcement of new product or service offerings or enhancements by the Company or the Company's competitors may cause customers to defer or forgo purchases of the Company's products or services, which could have a material adverse effect on the Company's business, results of operations and financial condition. See "-- Product Development."

 System Interruption and Security Risks; Potential Liability; Possible Lack of Adequate Insurance; and System Inadequacy

     The Company's operations are dependent, in part, on its ability to protect its system from interruption by damage from fire, earthquake, power loss, telecommunication failure, unauthorized entry or other events beyond the Company's control. The Company's computer equipment constituting its central computer system, including its processing operations, is located at a single site. The Company is currently in the planning stages of acquiring and implementing a back-up, off-site processing system capable of fully supporting its operations in the event of system failure. The Company, during 1997, implemented a limited redundant data center and will be upgrading its main data center in late 1998. Prior to such implementation, the Company's operations are subject to substantial risks, including temporary interruptions resulting from damage caused by any one or more of the foregoing factors or due to other causes including computer viruses, hackers or similar disruptive problems. While the Company maintains $1.6 million of property insurance coverage, business interruption insurance coverage, $2.0 million of errors and omissions insurance coverage and $10.0 million of umbrella insurance coverage, such insurance may not be adequate to compensate the Company for all losses that may occur or to provide for costs associated with system failure or business interruption. Any damage or failure that causes interruptions in the Company's operations could have a material adverse effect on the Company's business, results of operations and financial condition. Persistent problems continue to affect public and private data networks. For example, in a number of networks, hackers have bypassed firewalls and have appropriated confidential information. Such computer break-ins and other disruptions may jeopardize the security of information stored in and transmitted through the computer systems of the parties utilizing the Company's services, which may result in significant liability to the Company and also may deter potential customers from using the Company's services. In addition, while the Company attempts to be careful with respect to the employees it hires and maintain controls through software design and security systems to prevent unauthorized employee access, it is possible that, despite such safeguards, an employee of the Company could obtain access, which would also expose the Company to a risk of loss or litigation and possible liability to users. The Company attempts to limit its liability to customers, including liability arising from the failure of the security features contained in the Company's system and services, through contractual provisions. However, there can be no assurance that such limitations will be enforceable. There can be no guarantee that the growth of the Company's customer base will not strain or exceed the capacity of its computer and telecommunications systems and lead to degradations in performance or system failure. Any damage, failure or delay that causes interruptions in the Company's operations could have a material adverse effect on the Company's business, results of operations and financial condition.

  Risk of Defects, Development Delays and Lack of Market Acceptance

     Software products and services as sophisticated as those offered by the Company often encounter development delays and may contain defects or failures when introduced or when new versions are released. The Company has in the past and may in the future experience significant delays in the development of software and has discovered, and may in the future discover, software defects in certain of its products. Such delays and defects may result in lost revenues during the time corrective measures are being taken and may result in additional development costs. Although the Company has not experienced material adverse effects resulting from any such defects to date, there can be no assurance that, despite testing by the Company, errors will not be found in its existing software in future releases or enhancements. The Company may continue to experience development delays, resulting in delays in the commercial release of new products and services, the loss of market share or the failure to achieve market acceptance. Any such occurrence could have a material adverse effect upon the Company's business, results of operations and financial condition. See
"-- Products and Services" and "-- Product Development."

  Future Capital Needs; Uncertainty of Additional Financing

     The Company currently anticipates that its available cash resources combined with anticipated funds from operations and its bank line of credit will be sufficient to meet its presently anticipated working capital and capital expenditure and debt repayment requirements through 1998. Thereafter, the Company may need to raise additional funds. The Company may need to raise additional funds sooner in order to fund more rapid expansion, to develop new or enhanced products and services, to respond to competitive pressures or to acquire complimentary businesses or technologies. If additional funds are raised through the issuance of equity securities, the percentage ownership of the stockholders of the Company will be reduced, stockholders may experience additional dilution, or such equity securities may have rights, preferences or privileges senior to those of the holders of the Company's Common Stock. There can be no assurance that additional financing will be available when needed on terms favorable to the Company or at all. If adequate funds are not available or are not available on acceptable terms, the Company may be unable to develop or enhance its products and services, take advantage of future opportunities or respond to competitive pressures, which could have a material adverse effect on the Company's business, results of operations and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

  Government Regulation and Uncertainties of Future Regulation

     The Company's current and prospective customers, which consist of state and federally chartered banks, savings and loan associations, credit unions, consumer finance companies and other consumer lenders, as well as customers in the industries that the Company may target in the future, operate in markets that are subject to extensive and complex federal and state regulations. While the Company may not itself be directly subject to such regulations, the Company's products and services must be designed to work within the extensive and evolving regulatory constraints in which its customers operate. These constraints include federal and state truth-in-lending disclosure rules, state usury laws, the Equal Credit Opportunity Act, the Fair Credit Reporting Act and the Community Reinvestment Act. Furthermore, some consumer groups have expressed concern regarding the privacy and security of automated credit processing, the use of automated credit scoring tools in credit underwriting, and whether electronic lending is a desirable technological development in light of the current level of consumer debt. The failure by the Company's products and services to support customers' compliance with current regulations and to address changes in customers' regulatory environment, or to adapt to such changes in an efficient and cost-effective manner, could have a material adverse effect on the Company's business, results of operations and financial condition.

  Control by Existing Stockholders

     Assuming no exercise of outstanding options, James R. DeFrancesco, the Company's President and Chief Executive Officer, and Scott L. Freiman, the Company's Executive Vice President, collectively beneficially own approximately 60% of the outstanding shares of Common Stock. As a result, these stockholders will be able to exercise control over matters requiring stockholder approval, including the election of directors, and the approval of mergers, consolidations and sales of all or substantially all of the assets of the Company. This may prevent or discourage tender offers for the Company's Common Stock unless the terms are approved by such stockholders.

  Possible Volatility of Stock Price

     The trading price of the Company's Common Stock has in the past and may in the future be subject to significant fluctuations in response to variations in quarterly operating results, changes in earning estimates by analysts, the gain or loss of significant orders, announcements of technological innovations or new products by the Company or its competitors, general conditions in the consumer lending and software industries, credit processing software and services and other events or factors. In addition, the stock market in general has experienced extreme price and volume fluctuations which have affected the market price for many companies in industries similar to or related to that of the Company and which have been unrelated to the operating performance of these companies. These market fluctuations may adversely affect the market price of the Company's Common Stock.

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

ITEM 2.  PROPERTIES.

     The Company's principal executive offices are located in Columbia, Maryland in a leased facility consisting of approximately 55,000 square feet of office space under several leases that expire in 2002, subject to five or six year renewal options, respectively. The Company has a right of first refusal on additional office space in the same building. The Company has entered into a lease for approximately 70,000 sq. ft. of new office space in the Annapolis Junction, Maryland area and expects to commence occupancy of these new offices during the third quarter of 1998. The Company will be implementing a program to sublet its existing office space in Columbia, Maryland. However, no assurance can be given that such program will be successful, or, if successful, that the Company will be able to sublet its existing office space on commercially reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company filed a complaint on January 26, 1998 in the Circuit Court for Howard County, Maryland, asserting claims against The Money Store Auto Finance, Inc. and The Money Store Service Corporation (collectively, the "Money Store"). The Money Store unilaterally terminated a contract under which CMSI was developing software to be licensed by the Money Store. Repeated efforts by CMSI to obtain settlement which would avoid litigation have failed. The original software license price was $1.5 million. To date, the Money Store has paid $375,000 to the Company, which was recognized as revenues for the third quarter of 1997. The Company will vigorously seek to enforce its rights regarding this dispute, however there can be no assurance that this litigation will be successful.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     (a) Not applicable.

     (b) Not applicable.

     (c) Not applicable.

     (d) Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

     The Company's Common Stock is traded on the Nasdaq National Market under the symbol "CMSS." The following table sets forth, for the calendar periods indicated, the range of high and low bid quotations as reported by the Nasdaq National Market. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

                                                                STOCK PRICE
                                                              ---------------
                                                               HIGH     LOW
                                                              ------   ------
CALENDAR YEAR 1996:
     December 18, 1996-December 31, 1996....................  $14.50   $11.50
CALENDAR YEAR 1997:
     First Quarter..........................................  $20.25   $10.25
     Second Quarter.........................................  $13.50   $ 9.00
     Third Quarter..........................................  $18.25   $10.25
     Fourth Quarter.........................................  $19.38   $ 9.75
CALENDAR YEAR 1998:
     First Quarter (through March 25, 1998).................  $13.19   $ 7.75

     On March 25, 1998, the last reported sales price for the Company's Common Stock on the Nasdaq National Market was $7.75 per share.

HOLDERS

     As of March 25, 1998, the approximate number of registered stockholders of record of the Common Stock was 192.

DIVIDENDS

     The Company does not anticipate paying any cash dividends in the foreseeable future. The Company currently intends to retain any future earnings for use in its business. In addition, the Company's bank line of credit prohibits the payment of cash dividends without the bank's prior written consent.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA.

     The consolidated statement of operations data set forth below for the fiscal years ended December 31, 1993, 1994, 1995, 1996, and 1997 and the consolidated balance sheet data at December 31, 1993, 1994, 1995, 1996 and 1997 have been derived from the audited consolidated financial statements of the Company. The consolidated balance sheets at December 31, 1996 and 1997, and the consolidated statement of operations for each of the years in the three year period ended December 31, 1997, together with the notes thereto and the related report of Ernst & Young LLP, are included elsewhere in this Report. The selected financial data set forth below are qualified in their entirety by, and should be read in conjunction with, the consolidated financial statements, the related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Report.

                                                       YEAR END DECEMBER 31,
                                -------------------------------------------------------------------
                                   1993          1994          1995          1996          1997
                                -----------   -----------   -----------   -----------   -----------
STATEMENT OF OPERATIONS DATA:
REVENUES
License and software
  development fees............  $ 2,911,539   $ 2,934,450   $ 7,207,581   $10,101,377   $11,549,378
Maintenance fees..............      375,510       700,861     1,170,447     2,045,258     3,311,013
Computer hardware sales.......       81,019       316,145     1,853,424     2,106,634     1,656,530
Service bureau revenues.......           --            --            --            --       640,818
                                -----------   -----------   -----------   -----------   -----------
                                  3,368,068     3,951,456    10,231,452    14,253,269    17,157,739
COST OF REVENUES
Cost of license and software
  development fees............      785,622     1,482,036     3,559,798     5,095,814     7,329,091
Cost of maintenance fees......       40,776       151,346       280,176       452,559       880,360
Cost of computer hardware
  sales.......................       77,979       315,262     1,500,816     1,782,166     1,504,915
Cost of service bureau........           --            --            --            --     2,085,543
Selling, general and
  administrative expenses.....    2,234,816     2,244,031     3,966,265     6,126,494     8,537,967
Research and development
  costs.......................      131,203       167,152       165,366       526,521     1,790,709
                                -----------   -----------   -----------   -----------   -----------
                                  3,270,396     4,359,827     9,472,421    13,983,554    22,128,585
                                -----------   -----------   -----------   -----------   -----------
Income (loss) from
  operations..................       97,672      (408,371)      759,031       269,715    (4,970,846)
OTHER INCOME (EXPENSE)
Interest income (expense)
  net.........................      (32,774)      (41,310)     (105,849)      (78,009)    1,181,411
Amortization of excess of
  assigned value of
  Identifiable assets over
  cost of an acquired
  Interest....................      253,959       304,750       304,750       304,749        50,792
                                -----------   -----------   -----------   -----------   -----------
  Income (loss) before income
     taxes....................      221,185       263,440       198,901       226,740     1,232,203
Income tax expense............           --            --            --       201,487            --
                                -----------   -----------   -----------   -----------   -----------
Net income (loss).............  $   318,857   $  (144,931)  $   957,932   $   294,968   $(3,738,643)
                                ===========   ===========   ===========   ===========   ===========
Basic earnings (loss) per
  common share................  $      0.07   $     (0.03)  $      0.20   $      0.06   $     (0.49)
Diluted earnings (loss) per
  common share................  $      0.07   $     (0.03)  $      0.20   $      0.05   $     (0.49)

                                                       YEAR END DECEMBER 31,
                                -------------------------------------------------------------------
                                   1993          1994          1995          1996          1997
                                -----------   -----------   -----------   -----------   -----------
BALANCE SHEET DATA:
Cash and cash equivalents.....  $   108,554   $    75,840   $   120,255   $23,501,633   $20,569,300
Working capital (deficit).....     (246,748)   (1,073,896)   (1,362,539)   21,056,337    19,502,516
Total assets..................      797,465     1,581,751     4,035,323    28,451,530    28,956,723
Long term debt, less current
  portion.....................      237,288       416,136       408,806       220,341       101,390
Stockholders' equity
  (deficit)...................   (1,232,479)   (1,482,410)     (576,978)   22,587,896    23,211,385

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

GENERAL

  Overview

     The Company was incorporated in 1987 to commercialize an automated credit processing system developed by James R. DeFrancesco, the Company's President and Chief Executive Officer, and Scott L. Freiman, the Company's Executive Vice President, while they were employed by American Financial Corporation ("AFC"), an automobile finance servicing company owned by Mr. DeFrancesco. AFC was acquired in October 1987 by Perpetual Savings Bank, FSB. Mr. DeFrancesco and Mr. Freiman retained ownership of AFC's credit processing software which formed the basis for CreditRevue. CreditRevue was initially released in 1988. Since its initial release, the Company has continually enhanced CreditRevue in response to the needs of its customers. CreditConnection, the Company's online credit information and processing service, became commercially available in July 1996 and, through December 31, 1997, has generated approximately $666,500 in revenues. Fees from licenses of CreditRevue and related maintenance fees and resales of third-party computer hardware and software associated with installations of CreditRevue accounted for substantially all of the Company's revenue through December 31, 1997. See "Business -- Risk Factors -- Dependence on CreditRevue Product Line."

     License fees for CreditRevue are recognized based on a percentage-of-completion method, measured generally on a cost-incurred basis. The Company typically charges a nonrefundable fee of 25% of the preliminary estimate of the total license fee to develop an analysis of the customer's credit operations and a plan for the configuration and implementation of CreditRevue according to the customer's requirements. Costs consist primarily of direct labor and temporary contract labor. Contracts in progress are reviewed periodically, and revenues and earnings are adjusted based on revisions in contract value and estimated costs to completion. For a description of certain risks associated with the lengthy implementation time associated with installations of CreditRevue, see "Business -- Risk Factors -- Lengthy Sales and Implementation Cycle." The Company recognizes revenue for maintenance fees pro rata over the term of the related agreement, which is generally one year. Maintenance fees received in advance of revenue recognition are included in deferred revenue. In addition, as a convenience to its customers, the Company offers third-party computer hardware through various reseller arrangements. However, neither third-party hardware nor third-party software sales are a focus of the Company's overall marketing strategy. For the year ended December 31, 1997, revenues from third-party hardware and software sales accounted for 9.7% and 8.4% of total revenues, respectively. Revenues from resales of third-party computer hardware and software are recognized at the time of shipment and installation, respectively.

     Certain of the Company's products and services, including CreditConnection, CreditRevue Service Bureau and Dun & Bradstreet's OneScore, are charged on a per transaction basis. As a result, the Company anticipates that transaction-based revenue will represent an increasing proportion of the Company's revenue. The Company's sales and marketing efforts will no longer be exclusively targeted at generating license-based revenue but will be increasingly focused on generating transaction-based revenue from prospective customers. The Company's anticipated future growth is based, in large part, on the success of these products and services and the transition to a transaction-based revenue stream. Accordingly, the failure by the Company to generate demand for CreditConnection, CreditRevue Service Bureau, or Dun & Bradstreet's OneScore, the occurrence of any significant technological problems, such as a system failure incurred prior to the implementation of a fully functioning back-up computer system, any inadequacy of the Company's business interruption insurance to cover costs associated with system failure or business interruptions, or the failure of the Company to successfully manage the transition to a transaction-based revenue stream would have a material adverse effect on the Company's business, results of operations and financial condition. See "Business -- Risk Factors -- Market Acceptance of CreditConnection; Transition to Transaction-Based Revenue" and "-- System Interruption and Security Risks; Potential Liability; Possible Lack of Adequate Insurance; and System Inadequacy."

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

     As of December 31, 1997, the Company had 17 employees in its sales and marketing organization. The Company intends to hire a significant number of additional sales and marketing personnel in the future to help the Company expand its market presence. Competition for such personnel is intense, and there can be no assurance that the Company can retain its existing sales personnel or that it can attract, assimilate or retain additional highly qualified sales persons in the future. If the Company is unable to hire such personnel on a timely basis, the Company's business, results of operations and financial condition could be materially and adversely affected.

RESULTS OF OPERATIONS

     The following table sets forth certain operating data as a percentage of total revenues for the periods indicated (subtotals not adjusted for rounding):

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               1995     1996     1997
                                                              ------   ------   ------
Percentages of Total Revenues
Revenues
     License and software development fees..................   70.5%    70.9%    67.3%
     Maintenance fees.......................................   11.4     14.3     19.3
     Computer hardware sales................................   18.1     14.8      9.7
     Service bureau fees....................................     --       --      3.7
                                                              -----    -----    -----
                                                              100.0    100.0    100.0
                                                              -----    -----    -----
Costs and Expenses
     Cost of license and software development fees..........   34.8     35.8     42.7
     Cost of maintenance fees...............................    2.7      3.2      5.1
     Cost of computer hardware sales........................   14.7     12.5      8.8
     Cost of service bureau fees............................     --       --     12.2
     Selling, general and administrative expenses...........   38.8     43.0     49.8
     Research and development costs.........................    1.6      3.7     10.4
                                                              -----    -----    -----
                                                               92.6     98.2    129.0
                                                              -----    -----    -----
Income (loss) from operations...............................    7.4      1.8    (29.0)
Other income (expense)
Interest income (expense), net..............................   (1.0)    (0.5)     6.9
     Amortization of excess of assigned value of
       identifiable assets over the cost of an acquired
       interest.............................................    3.0      2.1       .3
                                                              -----    -----    -----
                                                                2.0      1.6      7.2
                                                              -----    -----    -----
Income (loss) before income taxes...........................    9.4      3.4    (21.8)
     Income tax expense.....................................     --      1.4
                                                              -----    -----    -----
     Net income (loss)......................................    9.4%     2.0%   (21.8)%
                                                              =====    =====    =====

  Total Revenues

     Total revenues increased 39.3% from $10.2 million in 1995 to $14.3 million in 1996 and 20.4% from $14.3 million in 1996 to $17.2 million in 1997. The Company's revenues are derived from four sources: license and software development fees, maintenance fees, computer hardware sales, and service bureau fees. The Company's 10 largest customers accounted for 65.1% and 48.8% of total revenues in 1996 and 1997, respectively. None of the Company's customers accounted for 10% or more of total revenues in 1997 or 1996. Two of the Company's customers accounted for 19.8% and 12.9% of total revenues, respectively, in 1995.

  License and Software Development Fees

     CreditRevue accounted for virtually all of the Company's license and software development fee revenue through December 31, 1997. License and software development fees increased 40.1% from $7.2 million in 1995 to $10.1 million in 1996, and 14.3% from $10.1 million in 1996 to $11.5 million in 1997. The increases during these periods resulted from increased market acceptance of CreditRevue.

  Maintenance Fees

     Maintenance fees include fees from software maintenance agreements. Maintenance fees increased 74.7% from $1.2 million in 1995 to $2.0 million in 1996, and 61.9% from $2.0 million in 1996 to $3.3 million in 1997. The growth in these revenues during the periods presented was the result of increased maintenance fees associated with the increased number of licenses of CreditRevue outstanding during such periods.

  Computer Hardware Sales

     Computer hardware sales revenue increased 13.7% from $1.9 million in 1995 to $2.1 million in 1996, and decreased 21.4% from $2.1 million in 1996 to $1.7 million in 1997. Computer hardware sales revenue consists of revenues received from resales of third-party hardware in connection with the license and installation of the Company's software. The fluctuation in such revenues during these periods is the result of customer purchase preferences for computer hardware systems. In certain instances, CreditRevue customers have volume discount arrangements with hardware resellers making them eligible for discounts greater than those offered by the Company.

  Service Bureau Fees

     Service bureau revenues originate from CreditConnection transaction and interface fees, and from Dun & Bradstreet OneScore transaction fees. The CreditConnection service was commercially released in 1996 and generated $48,500 in revenues from inception through December 31, 1996. During 1997, CreditConnection generated approximately $618,000 in revenues from transaction fees, interface fees, monthly service and telecommunication fees. The Dun & Bradstreet OneScore service was commercially released in the fourth quarter of 1997 and through December 31, 1997, generated approximately $23,000 in transaction fee revenues. The CreditRevue service bureau was released commercially in January 1998 through the strategic alliance with AnyTime Access, Inc., and therefore did not generate any revenues during 1997.

  Cost of License and Software Development Fees

     Cost of license and software development fees consist primarily of salaries and benefits for in-house programmers and the cost of temporary contract labor. Cost of license and software development fees increased 43.1% from $3.6 million in 1995 to $5.1 million in 1996, and 43.8% from $5.1 million in 1996 to $7.3 million in 1997. As a percentage of license and software development fees, cost of license and software development fees were 49.4%, 50.4% and 63.5% in 1995, 1996 and 1997, respectively. The cost of license and software fees as a percentage of license and software development fees over these periods is related to: (1) the fluctuation in the Company's quarterly revenues and hourly labor costs associated with temporary contractors during periods in which the Company experienced increased demand for its products; and (2) the increased labor costs associated with the transition to the CreditRevue 2000 product. With respect to temporary contractors, the Company's costs on a full-time equivalent basis for these contractors is generally twice the amount incurred by the Company for its in-house technical personnel. In late 1996 and into 1997, the Company increased internal staffing levels commensurate with the expected growth in revenues. These increased staffing levels are expected to reduce the dependency on temporary contractors upon the completion of their training in the Company's proprietary products and services and technology, resulting in a corresponding increase in the margins related to these revenues. With respect to the transition to CreditRevue 2000, it is necessary to train certain of the Company's in-house technical personnel on this new architecture, while at the same time continuing to support those existing customer projects for CreditRevue Classic(TM), the Company's traditional CreditRevue product offering. This transition requirement has resulted in increased staffing levels during the period that contracts are completed and are replaced by new contracts based on the CreditRevue 2000 product. Total labor costs as a percentage of revenue are also expected to decrease as the Company and its customers move to a greater level of product standardization available with the CreditRevue 2000 offering.

  Costs of Maintenance Fees

     Cost of maintenance fees consists primarily of personnel and related costs for customer maintenance and support. Cost of maintenance fees increased 61.5% from $0.3 million in 1994 to $0.5 million in 1996, and 94.5% from $0.5 million in 1996 to $.9 million in 1997. As a percentage of maintenance fee revenue, cost of maintenance fees was 23.9%, 22.1% and 26.6% in 1995, 1996 and 1997, respectively. The dollar increase in the cost of maintenance fees reflects the growth in license fees for CreditRevue during the periods presented and the resultant increase in the number of installations. The fluctuation in the percentage of cost of maintenance fees to maintenance fee revenues in 1995, 1996 and 1997 results from incremental increases in staffing for maintenance personnel as maintenance revenues have increased. Staffing utilization efficiencies will vary based on the timing and training of additions to maintenance staff personnel.

  Cost of Computer Hardware Sales

     Cost of computer hardware sales consists of (i) the Company's cost of computer hardware resold to the Company's customers that are licensing CreditRevue and (ii) salaries and benefits for systems integration employees. Cost of computer hardware sales increased 18.7% from $1.5 million in 1995 to $1.8 million in 1996, and decreased 15.6% from $1.8 million in 1996 to $1.5 million in 1997. As a percentage of computer hardware sales revenue, cost of computer hardware sales was 81.0%, 84.6% and 90.8% in 1995, 1996 and 1997, respectively. The dollar fluctuation in the cost of computer hardware sales reflects the fluctuation in computer hardware sales during the periods presented. The Company's margin on computer hardware sales fluctuates based on changes in product sales mix, volume discounts to significant customers, and negotiated mark-ups with customers.

  Cost of Service Bureau Revenues

     Of the three primary sources of service bureau revenues; CreditConnection, Dun & Bradstreet OneScore and CreditRevue service bureau, only CreditConnection was operational for all of 1997. Cost of service bureau fees consist primarily of personnel costs associated with the operation and support of the service bureau. Other costs of service bureau revenues include equipment rental expenses, communications network costs from third parties and hardware and software pass through expenses. Service bureau costs for the year ended December 31, 1997 were $2.1 million. Cost of service bureau revenues during 1997 exceeded service bureau revenues because of start up costs associated with establishing the service bureau. Dun & Bradstreet OneScore was commercially introduced in the fourth quarter of 1997. As these new services continue to gain market acceptance, corresponding costs of service bureau fees are expected to decrease as a percent of service bureau revenues.

  Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased 54.5% from $4.0 million in 1995 to $6.1 million in 1996, and 39.4% from $6.1 million in 1996 to $8.5 million in 1997. The $2.4 million increase during 1997 relates primarily to recruiting and professional development, outside consultant services, depreciation, travel, telephone, office administrative expenses, sales, marketing and advertising expenses. The Company's total staffing level increased from 140 full time employees at December 31, 1996 to 212 full time employees at December 31, 1997. This increase in staffing, while not concentrated in the S,G&A area, resulted in increased administrative operating expenses. Additionally, selling, general and administrative expenses includes (i) salaries, commissions and bonuses paid to sales and marketing personnel, as well as travel and promotional expenses, and
(ii) salaries of administrative, executive and financial personnel, and (iii) outside professional fees. The increase in such expenses was a result of an increase in sales and marketing staff from 10 at December 31, 1996 to 17 at December 31, 1997.

  Research and Development Costs

     Research and development costs consist primarily of salaries and benefits of in-house programmers. These costs increased $1.3 million during the year ended December 31, 1997 as compared to the year ended December 31, 1996 due primarily to the addition of seven programmers in 1997. The increase staffing was required to address a number of strategic development efforts underway during 1997 including on going efforts for CreditConnection, CreditRevue 2000, Dun & Bradstreet OneScore and CreditRevue service bureau projects. All development activities during 1997 were expensed. During the period from September 1994, the direct payroll costs of certain programmers were capitalized as software development costs. See Note 1 to Notes to Consolidated Financial Statements.

  Amortization of Assigned Value Over Cost of an Acquired Interest

     From September 1988 through March 1993, the Company was the sole general partner of a limited partnership. In March 1993, the Company purchased the other partner's limited partnership interest for $0.2 million. The acquisition was accounted for as an acquisition of a minority interest using the purchase method of accounting. The assigned value of the identifiable net assets acquired over the cost of the acquired interest was $1.2 million. This amount has been amortized into income using the straight-line method over four years.

  Interest Income (Expense)

     Interest expense was $0.1 million in 1995 and 1996. In 1997 interest income was $1.2 million. The interest expense reported in 1995 and 1996 relates to borrowings under the Company's line of credit and obligations under the capital lease. The interest income reported in 1997 and 1996 results from invested proceeds from the Company's initial public offering.

INCOME TAX EXPENSE

     From its inception in 1987 until its reincorporation in Delaware in November 1996, the Company had been treated for income tax purposes as a corporation subject to federal and state taxation under Subchapter S of the Internal Revenue Code of 1986, as amended (the "Code") and comparable state laws. As a result, for federal and state income tax purposes, the Company's earnings had been taxed directly to the Company's stockholders. Upon termination of the Company's Subchapter S status in November 1996, the Company determined the differences between the financial reporting and income tax bases of its assets and liabilities, and recorded at that date the resulting deferred tax liability and income tax expense. Income tax amounts and balances are accounted for in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. The Company's income tax expense for the year ended December 31, 1996 approximates the income tax expense that would have been recognized had the Company terminated its Subchapter S status at January 1, 1996. During the two months ended December 31, 1996, the Company incurred a loss for federal income tax purposes of approximately $756,000, caused principally by a tax deduction of $650,000 related to the exercise of certain nonqualified stock options by officers of the Company. At December 31, 1997, the Company had a net operating loss carryforward of approximately $4,590,000 which will expire in 2011 and 2012. See Note 2 to the Consolidated Financial Statements for more information regarding the Company's income tax status.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has funded its working capital needs and investments in property and equipment from operating cash flows and approximately $22.1 million of net proceeds from the Company's initial public offering completed in December 1996. During the years ended December 31, 1995 and 1996 the Company generated net cash from operating activities of $0.8 million and $1.9 million, respectively. During 1997, the Company's operations consumed $4.1 million of cash. This cash flow capital deficiency is primarily caused by operating losses and an increase in accounts receivable.

     The Company's cash used for investing activities consists principally of investments in property and equipment and capitalized software development costs. During the years ended December 31, 1995, 1996 and 1997, the Company invested a total of $0.7 million, $0.5 million and $2.4 million, respectively, in property and equipment and capitalized software development costs. These investments were directly attributable to the Company's growth in operations. The Company did not have any material commitments for the purchase of property and equipment at December 31, 1997.

     The Company has relied principally on its bank line of credit and proceeds from its initial public offering completed in December 1996 for its financing needs. The Company received $22.1 million of net proceeds from its initial public offering. The Company maintains a secured bank line of credit in the amount of $1.5 million, of which there was no balance outstanding at December 31, 1997. The bank line of credit requires the bank's written consent prior to, among other things, (i) the payment of cash dividends, (ii) the Company's engagement in a substantially different business activity, or (iii) the purchase by the Company of any interest in another enterprise or entity. On May 15, 1997 the Company repaid to Mr. James R. DeFrancesco, the Company's President and Chief Executive Officer, $0.2 million of loans bearing interest at 7% per annum.

     The Company currently anticipates that its available cash resources, expected cash flows from operations, and its bank line of credit will be sufficient to meet its presently anticipated working capital, capital expenditure and debt repayment requirements through 1998.

  Impact of Year 2000

     The Company has completed an assessment of the potential impact of Year 2000 related issues and has assigned resources to continually update its Year 2000 assessment. Based on the initial assessment, it has been determined that the Company will not experience any material adverse impact to its business, operations or financial condition as a result of Year 2000 issues. The Company's internal technology environment is based on state-of-the-art hardware and software components which are already either entirely or substantially Year 2000 compliant. The products the Company licenses to others are already either entirely or substantially Year 2000 compliant. Modifications to the interfaces between the Company's installed products and other systems within client environments may be required. The Company has initiated formal communications with all of its significant suppliers and large customers to determine the extent to which the Company's interface systems are vulnerable to those third parties failure to remediate their own Year 2000 issues. There is no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                    PAGE
                                                                   NUMBER
                                                                   ------
(a)  Index to Consolidated Financial Statements
     Index.......................................................   F-1
     Report of Independent Auditors..............................   F-2
     Consolidated Balance Sheets as of December 31, 1997 and
       1996......................................................   F-3
     Consolidated Statements of Operations for the years ended
       December 31, 1997, 1996
       and 1995..................................................   F-4
     Consolidated Statements of Stockholders' Equity (Deficit)
       for the years ended December 31, 1997, 1996 and 1995......   F-5
     Consolidated Statements of Cash Flows for the years ended
       December 31, 1997, 1996
       and 1995..................................................   F-6
     Notes to Consolidated Financial Statements..................   F-7
(b)  Financial Statement Schedules
     All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange
     Commission are not required under the related instruction or are inapplicable and therefore have been omitted.
(c)  Reports on Form 8-K
     None
(d)  Exhibits
     3.1     Certificate of Incorporation of the Company*
     3.2     Bylaws of the Company*
     4.1     Specimen certificate for Common Stock of the Company*
     4.2     See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and Bylaws of the Company defining rights of holders of Common Stock of the Company
     10.1    Form of Project Commencement Agreement*
     10.2    Form of Software License Agreement*
     10.3    Form of Software Maintenance Agreement*
     10.4    Form of Professional Services Agreement*
     10.5    Form of CreditConnection Lender Agreement (for CreditRevue
             Licensees)*
     10.6    Form of CreditConnection Lender Agreement (for
             non-CreditRevue Licensees)*
     10.7    Form of CreditConnection Dealer Subscription Agreement*
     10.8.1  Office Building Lease between Symphony Woods Limited
             Partnership and the Company dated October 29, 1993*
     10.8.2  Office Building Lease between Symphony Woods Limited
             Partnership and the Company dated February 10, 1995*
     10.8.3  First Amendment to Lease dated March 29, 1995*
     10.8.4  Second Amendment to Lease dated August 12, 1996*
     10.9    Promissory Note dated December 31, 1995 given by the Company to James R. DeFrancesco*
     10.10   Business Loan Agreement between The Columbia Bank and the
             Company dated
             June 10, 1994*
     10.11   1996 Credit Management Solutions, Inc. Non-Qualified Stock
             Option Plan*
     10.12   1996 Credit Management Solutions, Inc. Employee Stock
             Purchase Plan*
     10.13   1996 Credit Management Solutions, Inc. Long-Term Incentive
             Plan*
     10.14   Form of Tax Indemnification Agreement*
     10.15   1996 Credit Management Solutions, Inc. Non-Qualified Stock
             Option Plan*
     10.16   1997 Credit Management Solutions, Inc. Stock Incentive
             Plan**
     23      Consent of Independent Auditors
     27.1    Financial Data Schedule
     27.2    Restated Financial Data Schedule
     27.3    Restated Financial Data Schedule
     27.4    Restated Financial Data Schedule

---------------
 * Incorporated by reference to the Exhibits filed with the Company's Registration Statement on Form S-1, File No. 333-14007.

** Incorporated by reference to the Company's 1997 Proxy Statement, File No.
   000-21735.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.
                                          CREDIT MANAGEMENT SOLUTIONS, INC.

                                          By:   /s/ JAMES R. DEFRANCESCO

                                            ------------------------------------
                                                    JAMES R. DEFRANCESCO

                                             PRESIDENT, CHIEF EXECUTIVE OFFICER
                                                             AND
                                             CHAIRMAN OF THE BOARD OF DIRECTORS
                                               (PRINCIPAL EXECUTIVE OFFICER)
                                                       MARCH 30, 1998

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                      SIGNATURE                                     TITLE                    DATE

            By: /s/ JAMES R. DEFRANCESCO                 President, Chief Executive     March 30, 1998
  -------------------------------------------------      Officer and Chairman of the
                JAMES R. DEFRANCESCO                         Board of Directors
                                                        (Principal Executive Officer)

              By: /s/ SCOTT L. FREIMAN                  Executive Vice President and    March 30, 1998
  -------------------------------------------------               Director
                  SCOTT L. FREIMAN

               By: /s/ MILES H. GRODY                      Senior Vice President,       March 30, 1998
  -------------------------------------------------    Secretary, General Counsel and
                   MILES H. GRODY                                 Director

              By: /s/ ROBERT P. VOLLONO                    Senior Vice President,       March 30, 1998
  -------------------------------------------------      Treasurer, Chief Financial
                  ROBERT P. VOLLONO                    Officer and Director (Principal
                                                          Financial and Accounting
                                                                  Officer)

              By: /s/ STEPHEN X. GRAHAM                           Director              March 30, 1998
  -------------------------------------------------
                  STEPHEN X. GRAHAM

           By: /s/ JOHN J. MCDONNELL, JR.                         Director              March 30, 1998
  -------------------------------------------------
               JOHN J. MCDONNELL, JR.

               By: /s/ PETER M. LEGER                             Director              March 30, 1998
  -------------------------------------------------
                   PETER M. LEGER

                CREDIT MANAGEMENT SOLUTIONS, INC. AND SUBSIDIARY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors..............................  F-2
Consolidated Balance Sheets.................................  F-3
Consolidated Statements of Operations.......................  F-4
Consolidated Statements of Stockholders' Equity.............  F-5
Consolidated Statements of Cash Flows.......................  F-6
Notes to Consolidated Financial Statements..................  F-7

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Credit Management Solutions, Inc.

     We have audited the accompanying consolidated balance sheets of Credit Management Solutions, Inc. and subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Credit Management Solutions, Inc. and subsidiary at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                          --------------------------------------
                                          Ernst & Young LLP

Baltimore, Maryland
January 23, 1998

                CREDIT MANAGEMENT SOLUTIONS, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 1997          1996
                                                              -----------   -----------
                                        ASSETS
Current assets:
     Cash and cash equivalents..............................  $20,569,300   $23,501,633
     Accounts receivable, net of allowance of $194,856 and
      $168,590 in 1997 and 1996, respectively...............    3,550,927     1,948,420
     Costs and estimated earnings in excess of billings on
      uncompleted contracts.................................      503,875       483,255
     Prepaid expenses and other current assets..............      463,849       657,017
     Deferred income taxes..................................       58,513        58,513
                                                              -----------   -----------
Total current assets........................................   25,146,464    26,648,838

Property and equipment:
     Computer equipment and software........................    3,442,792     1,919,160
     Office furniture and equipment.........................      941,733       397,185
     Leasehold improvements.................................      499,404       131,399
                                                              -----------   -----------
                                                                4,883,929     2,447,744
Accumulated depreciation and amortization...................   (1,677,138)   (1,033,394)
                                                              -----------   -----------
                                                                3,206,791     1,414,350
Software development costs, net of accumulated amortization
  of $178,583 and $58,861 in 1997 and 1996, respectively....      179,582       299,304
Other assets................................................      423,886        89,038
                                                              -----------   -----------
Total assets................................................  $28,956,723   $28,451,530
                                                              ===========   ===========
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable.......................................  $ 2,225,745   $ 2,730,015
     Accrued payroll and related expenses...................    1,059,177       889,263
     Billings in excess of costs and estimated earnings on
      uncompleted Contracts.................................      588,522       124,364
     Deferred revenue.......................................    1,632,339     1,379,695
     Stockholder loans......................................           --       229,513
     Current portion of long-term debt and capital lease
      obligations...........................................      138,165       239,651
                                                              -----------   -----------
Total current liabilities...................................    5,643,948     5,592,501

LONG-TERM DEBT
Capital lease obligations, less current portion.............      101,390       220,341
Other liabilities...........................................           --        50,792
Commitments and contingent liabilities......................           --            --
                                                              -----------   -----------
Total liabilities...........................................    5,745,338     5,863,634

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 1,000,000 shares
  authorized; No shares issued or outstanding...............           --            --
Common stock, $.01 par value; 40,000,000 shares authorized;
  7,615,510 and 7,210,100 shares issued and outstanding at
  December 31, 1997 and 1996, respectively..................       76,155        72,101
Additional paid-in capital..................................   26,645,247    22,287,169
Retained earnings (deficit).................................   (3,510,017)      228,626
                                                              -----------   -----------
Total stockholders' equity..................................   23,211,385    22,587,896
                                                              -----------   -----------
Total liabilities and stockholders' equity..................  $28,956,723   $28,451,530
                                                              ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                CREDIT MANAGEMENT SOLUTIONS, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                YEAR ENDED DECEMBER 31,
                                                         --------------------------------------
                                                            1997          1996          1995
                                                         -----------   -----------   ----------
REVENUES
License and software development fees..................  $11,549,378   $10,101,377   $7,207,581
Maintenance fees.......................................    3,311,013     2,045,258    1,170,447
Computer hardware sales................................    1,656,530     2,106,634    1,853,424
Service bureau revenues................................      640,818            --           --
                                                         -----------   -----------   ----------
                                                          17,157,739    14,253,269   10,231,452
COSTS OF REVENUES
Cost of license and software development fees..........    7,329,091     5,095,814    3,559,798
Cost of maintenance fees...............................      880,360       452,559      280,176
Cost of computer hardware sales........................    1,504,915     1,782,166    1,500,816
Cost of service bureau.................................    2,085,543            --           --
                                                         -----------   -----------   ----------
                                                          11,799,909     7,330,539    5,340,790
                                                         -----------   -----------   ----------
Gross profit...........................................    5,357,830     6,922,730    4,890,662

OTHER OPERATING EXPENSES
Selling, general and administrative expenses...........    8,537,967     6,126,494    3,966,265
Research and development costs.........................    1,790,709       526,521      165,366
                                                         -----------   -----------   ----------
                                                          10,328,676     6,653,015    4,131,631
Income (loss) from operations..........................   (4,970,846)      269,715      759,031

OTHER INCOME (EXPENSE)
Interest expense.......................................      (56,171)     (109,207)    (106,245)
Interest income........................................    1,237,582        31,198          396
Amortization of excess of assigned value of
  identifiable assets over cost of an acquired
  interest.............................................       50,792       304,749      304,750
                                                         -----------   -----------   ----------
                                                           1,232,203       226,740      198,901
                                                         -----------   -----------   ----------
Income (loss) before income taxes......................   (3,738,643)      496,455      957,932
Income tax expense.....................................           --       201,487           --
                                                         -----------   -----------   ----------
Net income (loss)......................................  $(3,738,643)  $   294,968   $  957,932
                                                         ===========   ===========   ==========
Basic earnings (loss) per common share.................  $     (0.49)  $      0.06   $     0.20
                                                         ===========   ===========   ==========
Diluted earnings (loss) per common share...............  $     (0.49)  $      0.05   $     0.20
                                                         ===========   ===========   ==========

   The accompanying notes are an integral part of these financial statements.

                CREDIT MANAGEMENT SOLUTIONS, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                        COMMON STOCK
                                    --------------------   ADDITIONAL     RETAINED
                                      NUMBER                 PAID-IN      EARNINGS
                                    OF SHARES    AMOUNT      CAPITAL      (DEFICIT)       TOTAL
                                    ----------   -------   -----------   -----------   -----------
Balance at January 1, 1995........   4,910,100   $49,101   $        --   $(1,531,511)  $(1,482,410)
     Net income for 1995..........          --        --            --       957,932       957,932
     Distributions to
       stockholders...............          --        --            --       (52,500)      (52,500)
                                    ----------   -------   -----------   -----------   -----------
Balance at December 31, 1995......   4,910,100    49,101            --      (626,079)     (576,978)
     Exercise of options to
       purchase common stock at $5
       per share..................     100,000     1,000       499,000            --       500,000
     Issuance of common stock, net
       of offering costs of
       $3,190,094.................   2,200,000    22,000    22,087,906            --    22,109,906
     Income tax benefit from
       exercise of options to
       purchase common stock......          --        --       260,000            --       260,000
     Reclassification of
       Subchapter S accumulated
       deficit to additional
       paid-in capital upon
       termination of Subchapter S
       status.....................          --        --      (559,737)      559,737            --
     Net income for 1996..........          --        --            --       294,968       294,968
                                    ----------   -------   -----------   -----------   -----------
Balance at December 31, 1996......   7,210,100    72,101    22,287,169       228,626    22,587,896
     Issuance of common stock, net
       of offering costs of
       $263,537...................     390,000     3,900     4,217,563            --     4,221,463
     Issuance of common stock
       under employee stock
       purchase plan..............      14,546       145       136,204            --       136,349
     Exercise of options to
       purchase common stock at $5
       per share..................         864         9         4,311            --         4,320
     Net loss for 1997............          --        --            --    (3,738,643)   (3,738,643)
                                    ----------   -------   -----------   -----------   -----------
Balance at December 31, 1997......   7,615,510   $76,155   $26,645,247   $(3,510,017)  $23,211,385
                                    ==========   =======   ===========   ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                CREDIT MANAGEMENT SOLUTIONS, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                YEAR ENDED DECEMBER 31,
                                                         --------------------------------------
                                                            1997          1996          1995
                                                         -----------   -----------   ----------
OPERATING ACTIVITIES
Net income (loss)......................................  $(3,738,643)  $   294,968   $  957,932
Adjustments:
     Depreciation......................................      649,399       393,929      265,772
     Deferred income taxes.............................           --       201,487           --
     Amortization of excess of assigned value of
       identifiable assets over cost of an acquired
       Interest........................................      (50,792)     (304,749)    (304,750)
     Amortization of software development costs........      119,722        59,861           --
     Loss (gain) on disposal of property and
       equipment.......................................       (6,431)           --        3,972
     Changes in operating assets and liabilities
          Accounts receivable, net.....................   (1,602,507)     (131,454)    (986,602)
          Prepaid expenses and other current assets....      193,168      (406,041)    (243,342)
          Accounts payable.............................     (504,270)    1,357,399    1,245,568
          Accrued payroll and related expenses.........      169,914       274,387      229,810
          Net billings in excess of costs and estimated
            earnings on uncompleted contracts..........      443,538      (687,983)    (512,445)
          Deferred revenue.............................      252,644       790,800      162,221
          Accrued interest on stockholder loans........        6,025        15,015        8,094
                                                         -----------   -----------   ----------
Net cash provided by (used in) operating activities....   (4,068,233)    1,857,619      826,230

INVESTING ACTIVITIES
Capitalized software development costs.................           --       (91,036)    (218,576)
Proceeds from sale of property and equipment...........        7,995            --       86,824
Purchases of property and equipment....................   (2,416,838)     (448,721)    (492,333)
Increase in other assets...............................     (334,848)      (55,185)     (23,183)
                                                         -----------   -----------   ----------
Net cash used in investing activities..................   (2,743,691)     (594,942)    (647,268)

FINANCING ACTIVITIES
Net short-term borrowings (repayments).................           --      (250,000)     120,000
Repayments of stockholder loans........................     (235,538)           --           --
Payments under capital lease obligations...............     (235,311)     (224,725)    (184,013)
Repayments of long-term debt...........................      (11,692)      (16,480)     (18,034)
Proceeds from exercise of stock options................        4,320       500,000           --
Proceeds from issuance of common stock.................    4,357,812    22,109,906           --
Distributions to stockholders..........................           --            --      (52,500)
                                                         -----------   -----------   ----------
Net cash provided by (used in) financing activities....    3,879,591    22,118,701     (134,547)
                                                         -----------   -----------   ----------
Net change in cash and cash equivalents................   (2,932,333)   23,381,378       44,415
Cash and cash equivalents at beginning of year.........   23,501,633       120,255       75,840
                                                         -----------   -----------   ----------
Cash and cash equivalents at end of year...............  $20,569,300   $23,501,633   $  120,255
                                                         ===========   ===========   ==========

   The accompanying notes are an integral part of these financial statements.

                CREDIT MANAGEMENT SOLUTIONS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION OF FINANCIAL STATEMENTS

  Description of Business

     Credit Management Solutions, Inc. (the "Company") develops and provides software solutions and services for automating the consumer and small business credit analysis, decisioning and funding process. The Company also operates an automated service bureau which electronically assembles and transmits between merchants and credit grantors credit applications of the merchants' customers. The Company's customers are primarily banks and other financial institutions located throughout the United States.

  Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, CreditConnection, Inc. All material intercompany accounts and transactions have been eliminated upon consolidation.

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

  Software Development Costs

     Software development costs consist of direct labor and applicable overhead related to the development of a software product named "CreditConnection." These costs were capitalized beginning in September 1994 upon the determination that the software was technologically feasible. CreditConnection was commercially released in July 1996 and amortization over the estimated useful life of three years commenced at that date. Amortization is included in costs of license and software development fees.

  Revenue Recognition

     Revenues from long-term software license contracts are recognized on the percentage-of-completion method, measured generally on a cost incurred basis. Costs consist primarily of direct labor and applicable

                CREDIT MANAGEMENT SOLUTIONS, INC. AND SUBSIDIARY

1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

overhead. Contracts in-progress are reviewed periodically as the work progresses, and revenues and earnings are adjusted in current accounting periods based on revisions in contract value and estimates to complete.

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

     In December 1997 the Accounting Standards Executive Committee ("AcSEC") issued Statement of Position (SOP) 97-2, Software Revenue Recognition, which is effective for transactions entered into in fiscal years beginning after December 15, 1997. The SOP supercedes SOP 91-1, Software Revenue Recognition, and provides revised and expanded guidance on when revenue should be recognized and in what amounts for licensing, selling, leasing, or otherwise marketing computer software. Management has not completed a full analysis of the new standard, but does not anticipate that upon adoption of the SOP in 1998, there will be a material effect on future results of operations or financial position.

  Advertising Costs

     All advertising costs are expensed when incurred. Costs which are included in selling, general and administrative expense for the years ended December 31, 1997, 1996 and 1995 are $265,404, $156,686, and $101,741, respectively.

  Income Taxes

     Prior to November 1996, the stockholders elected under Subchapter S of the Internal Revenue Code to include the Company's income in their personal income tax returns for Federal and state income tax purposes. Accordingly, the Company was not subject to Federal and state income taxes prior to November 1996. Upon termination of the Company's Subchapter S status in November 1996, the Company determined the differences between the financial reporting and income tax bases of its assets and liabilities, and recorded at that date the resulting deferred tax liability and income tax expense. Income tax amounts and balances are accounted for in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.

  Reclassifications

     Certain amounts in the 1996 financial statements have been reclassified to conform with the current year presentation.

  Comprehensive Income

     In December 1997, the Financial Accounting Standards Boards issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("Statement No. 130"), that establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Statement No. 130 only impacts display as opposed to actual amounts recorded. Other comprehensive income includes all non-owner changes in equity that are excluded from net income. This Statement does not apply to an enterprise that has no items of other comprehensive income in any period presented. During all years presented, the Company had no items of other comprehensive income.

                CREDIT MANAGEMENT SOLUTIONS, INC. AND SUBSIDIARY

2.  INCOME TAXES

     The significant items comprising the Company's net deferred tax assets are as follows:

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                 1997        1996
                                                              ----------   --------
DEFERRED TAX ASSETS:
Net operating loss carryforwards............................  $1,831,400   $299,341
Accrued expenses............................................     102,038    125,664
Provision for bad debts.....................................      77,942     67,436
Revenue recognition.........................................      33,859         --
                                                              ----------   --------
Total deferred tax assets...................................   2,045,239    492,441

DEFERRED TAX LIABILITIES:
Software development costs..................................      71,833    119,722
Revenue recognition.........................................          --    143,556
Depreciation................................................     292,580    170,650
                                                              ----------   --------
Total deferred tax liabilities..............................     364,410    433,928
                                                              ----------   --------
Net future income tax benefit...............................   1,680,838     58,513
Valuation allowance for deferred tax assets.................  (1,622,325)        --
                                                              ----------   --------
Net deferred tax asset......................................  $   58,513   $ 58,513
                                                              ==========   ========

     Income tax expense consists of the following for the year ended December 31, 1996:

CURRENT:
     Federal................................................  $     --
     State..................................................        --
                                                              --------
                                                                    --
DEFERRED:
     Federal................................................   171,263
     State..................................................    30,224
                                                              --------
                                                               201,487
                                                              --------
                                                              $201,487
                                                              ========

     The Company's income tax expense for the year ended December 31, 1996 approximates the income tax expense that would have been recognized had the Company terminated its Subchapter S status at January 1, 1996. A reconciliation of income tax expense computed at the U.S. Federal statutory rate to the recorded amount of income tax expense is as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                                  1997         1996
                                                              ------------   ---------
Tax expense at U.S. statutory rate..........................  $(1,271,138)   $168,795
Effect of permanent differences.............................        5,876      (7,137)
Expense recorded upon termination of Subchapter S status....           --      39,829
Change in allocation of net loss in 1996
     Between C Corporation and Subchapter S Corporation.....     (132,744)         --
State income taxes, net of federal benefit..................     (224,319)         --
Effect of valuation allowance for Deferred tax assets.......    1,622,325          --
                                                              -----------    --------
Total.......................................................  $         -    $201,487
                                                              ===========    ========

                CREDIT MANAGEMENT SOLUTIONS, INC. AND SUBSIDIARY

2.  INCOME TAXES -- (CONTINUED)

     At December 31, 1997 the Company had a net operating loss carryforward of approximately $4,580,000 which will expire in 2011 and 2012.

3.  EARNINGS PER SHARE

     In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share. Statement No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Earnings per share amounts for all periods have been presented, and where appropriate, restated, to conform to the Statement No. 128 requirements.

     The following table summarizes the computations of basic and diluted earnings (loss) per share:

                                                         YEAR ENDED DECEMBER 31,
                                                  -------------------------------------
                                                     1997          1996         1995
                                                  -----------   ----------   ----------
Numerator for basic and diluted earnings (loss)
  per common share:
Net income (loss)...............................  $(3,738,643)  $  294,968   $  957,932
                                                  ===========   ==========   ==========
Denominator:
Denominator for basic earnings (loss) per common
  share -- weighted average shares..............    7,597,368    4,998,319    4,910,100
Effect of dilutive employee stock options.......           --      605,131           --
                                                  -----------   ----------   ----------
Denominator for diluted earnings (loss) per
  common share -- weighted-average shares and
  assumed conversions...........................    7,597,368    5,603,450    4,910,100
                                                  -----------   ----------   ----------
Basic earnings (loss) per common share..........  $     (0.49)  $     0.06   $     0.20
                                                  ===========   ==========   ==========
Diluted earnings (loss) per common share........  $     (0.49)  $     0.05   $     0.20
                                                  ===========   ==========   ==========

     Dilutive loss per common share is equal to basic loss per common share in 1997 because if potentially dilutive securities were included in the computation, the result would be anti-dilutive. These potentially dilutive securities consist of the stock options described in Note 9.

     In 1997 the Company adopted the provisions of Staff Accounting Bulletin No. 98, ("SAB 98"), issued by the SEC staff in February 1998. SAB 98 requires that registrants in initial public offerings consider all potentially dilutive securities issued for nominal consideration outstanding for all periods. Under the previous SEC regulations in SAB 83, the Company considered all potentially dilutive securities issued within a twelve month period prior to the initial public offering date at a price below the initial public offering price as outstanding for all periods. The 1996 and 1995 basic and diluted earnings per common share amounts have been restated to conform to the provisions of SAB 98. The effect of this adoption was to increase basic and diluted earnings per common share in 1995 by $.05 and to increase basic earnings per common share in 1996 by $.01. The adoption of SAB 98 in 1997 had no effect on basic and diluted loss per common share in 1997.

4.  SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES

     Capital lease obligations of $26,565, $77,779, and $538,324 were incurred when the Company entered into leases for new equipment during the years ended December 31, 1997, 1996, and 1995 respectively.

                CREDIT MANAGEMENT SOLUTIONS, INC. AND SUBSIDIARY

4.  SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING
    ACTIVITIES -- (CONTINUED)

     Interest paid during the years ended December 31, 1997, 1996 and 1995 was $56,171, $109,207 and $105,576, respectively. The Company paid no amounts related to income taxes during the three years ended December 31, 1997.

5.  COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

     Uncompleted contracts consist of the following components:

                                                     BALANCE SHEET CAPTION
                                                --------------------------------
                                                 COSTS AND
                                                 ESTIMATED       BILLINGS IN
                                                 EARNINGS         EXCESS OF
                                                 IN EXCESS        COSTS AND
                                                OF BILLINGS   ESTIMATED EARNINGS     TOTAL
                                                -----------   ------------------   ----------
December 31, 1996:
     Costs and estimated earnings.............  $3,972,143        $2,205,872       $6,178,015
     Billings.................................   3,488,888         2,330,236        5,819,124
                                                ----------        ----------       ----------
                                                $  483,255        $ (124,364)      $  358,891
                                                ==========        ==========       ==========
December 31, 1997:
     Costs and estimated earnings.............  $3,899,095        $  272,953       $4,172,048
     Billings.................................   3,395,220           861,475        4,256,695
                                                ----------        ----------       ----------
                                                $  503,875        $ (588,522)      $  (84,647)
                                                ==========        ==========       ==========

     All receivables on contracts in-progress are expected to be collected within twelve months.

6.  BANK LINE OF CREDIT

     The Company has a revolving line of credit with a bank which allows for aggregate borrowings of $1.5 million through the expiration date of June 1, 1998. Borrowings under the line of credit are secured by the Company's accounts receivable, property and equipment, and bear interest at the bank's prime rate (8.50% at December 31, 1997). Under the terms of the loan agreement, the Company is required to comply with certain covenants including a restriction on assuming additional indebtedness without the prior written consent of the Bank. The Company had no borrowings outstanding under this line of credit as of December 31, 1997 and 1996.

7.  STOCKHOLDER LOANS

     Stockholder loans in 1996 consisted of amounts due to the Company's principal stockholder and Chairman of the Board of Directors. The loans accrued interest at 7% per annum and were paid in full on May 15, 1997.

                CREDIT MANAGEMENT SOLUTIONS, INC. AND SUBSIDIARY

8.  CAPITAL LEASE OBLIGATIONS

     The Company leases equipment under capital leases. Property and equipment includes the following amounts for leases that have been capitalized:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1997       1996
                                                              --------   --------
Computer equipment..........................................  $419,746   $639,058
Office furniture and equipment..............................   265,338    265,337
                                                              --------   --------
                                                               685,084    904,395
Less accumulated amortization...............................   291,511    274,793
                                                              --------   --------
                                                              $393,573   $629,602
                                                              ========   ========

     Amortization of leased assets is included in depreciation expense.

     Future minimum payments under capital lease obligations consist of the following at December 31, 1997:

1998........................................................  $159,062
1999........................................................    82,799
2000........................................................    28,144
                                                              --------
Total minimum lease payments................................  $270,005
Less amounts representing interest..........................    30,450
                                                              --------
Present value of minimum capital lease payments (including
  current portion of $138,165)..............................  $239,555
                                                              ========

9.  STOCK OPTIONS

     The Company records compensation expense for all stock-based compensation plans using the intrinsic value method prescribed by APB Opinion 25, Accounting for Stock Issued to Employees ("APB No. 25"). Under APB No. 25, if the exercise price of the Company's employee stock options equals the estimated fair value of the underlying stock on the date of grant, no compensation expense is generally recognized. The Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation ("Statement No. 123") encourages companies to recognize expense for stock-based awards based on their estimated value on the date of grant. Statement No. 123 requires the disclosure of pro forma income and earnings per share data in the notes to the financial statements if the fair value method is not elected. The Company accounts for its stock-based compensation plans using the intrinsic value method, and supplementally discloses in these financial statements the pro forma information as if the fair value method has been adopted.

     In 1996, the Company adopted the 1996 Credit Management Solutions, Inc Non-Qualified Stock Option Plan (the "1996 Plan"). The 1996 Plan provides for the granting of non-qualified options to purchase an aggregate of up to 2,750,000 shares of common stock to employees of the Company. In 1997, the Company adopted the 1997 Stock Incentive Plan (the "1997 Plan"). The 1997 Plan provides for the granting of either non-qualified or qualified options to purchase an aggregate of up to 3,400,000 shares of common stock, subject to adjustment, to employees of the Company and others. All options granted under the 1996 Plan were transferred to the 1997 Plan and the 1996 Plan was terminated. The 1997 Plan includes a discretionary option grant program, a salary investment option grant program, a stock issuance program, an automatic option grant program and a director fee option grant program.

                CREDIT MANAGEMENT SOLUTIONS, INC. AND SUBSIDIARY

9.  STOCK OPTIONS -- (CONTINUED)

     A summary of the Company's stock options activity and related information is as follows:

                                                       1996                           1997
                                           ----------------------------   ----------------------------
                                                       WEIGHTED AVERAGE               WEIGHTED AVERAGE
                                            OPTIONS     EXERCISE PRICE     OPTIONS     EXERCISE PRICE
                                           ---------   ----------------   ---------   ----------------
Outstanding -- beginning of year.........         --        $  --         2,462,800        $5.37
Granted..................................  2,562,800         5.36           266,560         9.93
Exercised................................   (100,000)        5.00              (864)        5.00
Forfeited................................         --           --           (36,652)        7.90
                                           ---------        -----         ---------        -----
Outstanding -- end of year...............  2,462,800        $5.37         2,691,844        $5.79
                                           =========        =====         =========        =====
Exercisable at end of year...............    560,760        $5.15         1,071,572        $5.26
                                           =========        =====         =========        =====
Weighted-average fair value of options
  granted during the year................  $    0.82                      $    6.03
                                           =========                      =========

     Exercise prices for options outstanding as of December 31, 1997 ranged from $5.00 to $12.38 as follows:

                                       WEIGHTED AVERAGE
EXERCISE     OPTIONS       OPTIONS        REMAINING
 PRICE     OUTSTANDING   EXERCISABLE   CONTRACTUAL LIFE
--------   -----------   -----------   ----------------
 $ 5.00     2,248,644     1,010,926       8.5 years
   9.50        97,360            --       9.3 years
   9.60       198,640        57,246       8.8 years
   9.75       105,200            --       9.9 years
  10.50        17,000         3,400       9.9 years
  12.38        25,000            --       9.5 years

     All options granted under the Plan are subject to vesting provisions at the discretion of the Board of Directors. Options granted to date vest in varying percentages through 2002.

     For the year ended December 31, 1997, pro forma net loss and loss per share information required by Statement No. 123 has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 5.5%; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of .67; and a weighted-average expected life of the options of five years.

     For the year ended December 31, 1996, pro forma net loss and loss per share information required by Statement No. 123 has been determined using the minimum value method. The minimum value method calculates the fair value of options as the excess of the estimated fair value of the underlying stock at the date of grant over the present value of both the exercise price and the expected dividend payments, each discounted at the risk-free rate, over the expected life of the option. In determining the estimated fair value of granted stock options under the minimum value method, the risk-free interest rate was assumed to be 6%, the dividend yield was estimated to be 0%, an the expected life of granted options was assumed to be 2.5 to 3.5 years.

     Because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, both the minimum value method and the Black-Scholes method, as well as other methods prescribed by Statement No. 123, do not necessarily provide a single measure of the fair value of its employee stock options.

                CREDIT MANAGEMENT SOLUTIONS, INC. AND SUBSIDIARY

9.  STOCK OPTIONS -- (CONTINUED)

     For the purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's pro forma information follows:

                                                                1997          1996
                                                             -----------   -----------
Pro forma net loss.........................................  $(4,426,431)  $(1,386,032)
                                                             ===========   ===========
Pro forma earnings per share:
     Basic and diluted.....................................  $     (0.58)  $     (0.28)
                                                             ===========   ===========

     The effect of compensation expense from stock options on 1996 pro forma net loss reflects only the vesting of 1996 awards, which vest in varying percentages through 2001. Similarly, 1997 pro forma net loss per share reflects only the compensation expense attributable to options vesting in 1997, including 1997 grants which vest through 2002. Because most of the options granted vest over a five-year period, not until 2001 is the full effect of recognizing compensation expense for stock options representative of the possible effects on pro forma net income for future years.

10.  PROFIT SHARING PLAN

     The Company maintains a 401(k) profit sharing plan which covers all employees with at least six months of service. In addition to elective salary deferrals, the Company may make discretionary contributions based on each eligible participant's compensation. Participant contributions vest immediately and employer contributions vest over a six year period. In January 1996, the Company began matching 20% per annum of the first $1,000 contributed to the plan by each employee. Employer contributions for the years ended December 31, 1997 and 1996 were $23,315 and $14,414, respectively.

11.  CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts.

     To date, these financial instruments have been derived from revenues earned primarily from banks and other financial institutions located in the United States. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses; historically, such losses have been insignificant and within management's expectations. At December 31, 1997, 22% of accounts receivable was due from two customers. At December 31, 1996, 24% of accounts receivable was due from one customer.

     The following table summarizes the percentage contribution of revenues by customer when sales to such customers exceeded 10% of net revenues.

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                              1997   1996   1995
                                                              ----   ----   ----
Customer A..................................................   --     --    20%
Customer B..................................................   --     --    13%

                CREDIT MANAGEMENT SOLUTIONS, INC. AND SUBSIDIARY

12.  OPERATING LEASES

     The Company leases certain office space and equipment under non-cancelable operating lease agreements which expire through 2002. Future minimum lease payments at December 31, 1997 for leases with initial terms of one year or more consist of the following:

1998........................................................  $1,093,579
1999........................................................     846,747
2000........................................................     847,426
2001........................................................     835,419
2002........................................................      81,565
                                                              ----------
Total minimum lease payments................................  $3,704,736
                                                              ==========

     Rent expense under all operating leases for the years ended December 31, 1997, 1996 and 1995 was $891,360, $472,455, and $398,530, respectively.

13.  SEGMENT REPORTING

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("Statement No. 131"). Statement No. 131 supercedes Financial Accounting Standards Board Statement No. 14, Financial Reporting for Segments of a Business Enterprise ("Statement No. 14"), and establishes new standards for the way that public business enterprises report selected information about operating segments in annual and interim financial statements. It also established standards for related disclosures about products and services, geographical areas, and major customers. Statement No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997.

     The Company has not completed its review of Statement No. 131 to determine the required disclosures, and intends to adopt the new standard in 1998. Under Statement No. 14, which is effective until the Company adopts Statement No. 131 in 1998, the Company operates predominately in a single segment.

     During 1997, the Company generated revenues of $14,860,393 from CreditRevue, a software product that analyzes credit applications for lending institutions. Revenues from the Company's CreditConnection service bureau, which connects automobile dealers with multiple funding sources for expedited credit approval, generated $617,935 of revenues in 1997.