Form 10-Q
period 1998-03-31
CREDIT MANAGEMENT SOLUTIONS INC
filed 1998-05-15
CIK 1024339

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------


                                    FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   March 31, 1998
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    -----------------------

                   Commission file number      000-21735

                        CREDIT MANAGEMENT SOLUTIONS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                     Delaware                                                    52-1549401
------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)                           (I.R.S. Employer Identification No.)

5950 Symphony Woods Road, Columbia, Maryland                              21044
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code         (410) 740-1000
                                                   -----------------------------

              FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                         IF CHANGED SINCE LAST REPORT.

           Indicate by check _ whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

           Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,627,783 shares of the Company's Common Stock, $.01 par value, were outstanding as of May 6, 1998.

                        CREDIT MANAGEMENT SOLUTIONS, INC.

                        Index to March 31, 1998 Form 10-Q

                                                                                                            Page
                                                                                                            ----
                                      Part I -- Financial Information

Item 1.       Financial Statements (unaudited).................................................................3

              Consolidated Balance Sheets -- March 31, 1998 and December 31, 1997..............................3

              Consolidated Statements of Operations -- Three Months Ended
                 March 31, 1998 and 1997.......................................................................4

              Consolidated Statements of Cash Flows -- Three Months Ended March 31,
                 1998 and 1997.................................................................................5

              Notes to Consolidated Financial Statements.......................................................6

Item 2. Management's Discussion and Analysis of

                 Financial Condition and Results of Operations.................................................7

                                         Part II -- Other Information

Item 1.       Legal Proceedings...............................................................................17

Item 2.       Changes in Securities...........................................................................17

Item 3.       Defaults upon Senior Securities.................................................................17

Item 4.       Submission of Matters to a Vote of Security Holders.............................................17

Item 5.       Other Information...............................................................................17

Item 6.       Exhibits and Reports on Form 8-K................................................................17

              Signatures......................................................................................19

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                CREDIT MANAGEMENT SOLUTIONS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                                            MARCH 31,         DECEMBER 31,
                                                                                              1998                1997
                                                                                          ------------        ------------
                                           ASSETS                                         (UNAUDITED)
CURRENT ASSETS:
     Cash and cash equivalents                                                            $  7,933,346        $ 20,569,300
     Investments available-for-sale                                                          9,908,712                  -
     Accounts receivable, net of allowance of $259,512 and $194,856
       in 1998 and 1997, respectively                                                        2,576,888           3,550,927
     Costs and estimated earnings in excess of billings on uncompleted contracts               923,813             503,875
     Prepaid expenses and other current assets                                                 404,289             463,849
     Deferred income taxes                                                                      58,513              58,513
                                                                                          ------------        ------------
Total current assets                                                                        21,805,561          25,146,464

PROPERTY AND EQUIPMENT:
     Computer equipment and software                                                         3,937,881           3,442,792
     Office furniture and equipment                                                          1,037,488             941,733
     Leasehold improvements                                                                    602,335             499,404
                                                                                          ------------        ------------
                                                                                             5,577,704           4,883,929
Accumulated depreciation and amortization                                                   (1,915,025)         (1,677,138)
                                                                                          ------------        ------------
                                                                                             3,662,679           3,206,791

Software development costs, net of accumulated amortization of
     $209,513 and $178,583 in 1998 and 1997, respectively                                      149,652             179,582
Other assets                                                                                   482,493             423,886
                                                                                          ------------        ------------
Total assets                                                                              $ 26,100,385        $ 28,956,723
                                                                                          ============        ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                                     $  1,303,501        $  2,225,745
     Accrued payroll and related expenses                                                      904,992           1,059,177
     Billings in excess of costs and estimated earnings on uncompleted contracts               292,784             588,522
     Deferred revenue                                                                        1,475,232           1,632,339
     Current portion of capital lease obligations                                               76,993             138,165
                                                                                          ------------        ------------
Total current liabilities                                                                    4,053,502           5,643,948

LONG-TERM DEBT:
     Capital lease obligations, less current portion                                           113,739             101,390
     Commitments and contingent liabilities                                                         -                   -
                                                                                          ------------        ------------
Total liabilities                                                                            4,167,241           5,745,338

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value; 1,000,000 shares authorized; no shares issued
          or outstanding                                                                            -                   -
     Common stock, $.01 par value; 40,000,000 shares authorized; 7,627,783 and
          7,615,510 shares issued and outstanding at March 31, 1998 and December
          31, 1997, respectively                                                                76,278              76,155
     Additional paid-in capital                                                             26,727,815          26,645,247
     Retained earnings (deficit)                                                            (4,870,949)         (3,510,017)
                                                                                          ------------        ------------
Total stockholders' equity                                                                  21,933,144          23,211,385
                                                                                          ------------        ------------
Total liabilities and stockholders' equity                                                $ 26,100,385        $ 28,956,723
                                                                                          ============        ============


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                CREDIT MANAGEMENT SOLUTIONS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                          ------------------------------
                                                              1998               1997
                                                          -----------        -----------
                                                          (UNAUDITED)        (UNAUDITED)
REVENUES:
     License and software development fees                 $2,773,455         $2,447,629
     Maintenance fees                                         982,693            564,688
     Computer hardware sales                                  174,142            823,472
     Service bureau revenues                                  312,727            116,956
                                                          -----------        -----------
Total revenues                                              4,243,017          3,952,745

COSTS OF REVENUES:
     Cost of license and software development fees          1,831,724          1,455,038
     Cost of maintenance fees                                 261,633             98,846
     Cost of computer hardware sales                          247,006            665,055
     Cost of service bureau                                   699,306            281,862
                                                          -----------        -----------
                                                            3,039,669          2,500,801
                                                          -----------        -----------
Gross Profit                                                1,203,348          1,451,944

OTHER OPERATING EXPENSES:
     Selling, general and administrative expenses           2,322,301          1,899,266
     Research and development costs                           484,876            284,404
                                                          -----------        -----------
                                                            2,807,177          2,183,670
                                                          -----------        -----------
Income (loss) from operations                              (1,603,829)          (731,726)

OTHER INCOME (EXPENSE):
     Interest expense                                          (7,460)           (19,828)
     Interest income                                          253,557            330,661
     Amortization  of excess of assigned value of
       Identifiable assets over cost of an acquired
       Interest                                                    -              50,792
                                                          -----------        -----------
                                                              246,097            361,625
                                                          -----------        -----------
Loss before income taxes                                   (1,357,732)          (370,101)


Income tax benefit                                                 -             148,040
                                                          -----------        -----------

Net loss                                                  ($1,357,732)          (222,061)
                                                          ===========        ===========

Loss per common share                                           (0.18)             (0.03)
                                                          ===========        ===========

Diluted loss per common share                                   (0.18)             (0.03)
                                                          ===========        ===========


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                CREDIT MANAGEMENT SOLUTIONS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                ------------------------------
                                                                                   1998               1997
                                                                                -----------        -----------
                                                                                (UNAUDITED)        (UNAUDITED)
OPERATING ACTIVITIES:
Net loss                                                                      $  (1,357,732)       $  (222,061)
ADJUSTMENTS:
     Depreciation                                                                   237,887            115,605
     Recoverable income taxes                                                            -            (148,040)
     Amortization of excess of assigned value of identifiable assets
       over cost of an acquired interest                                                 -             (50,792)
     Amortization of software development costs                                      29,930             29,930
     Amortization of discount on debt securities included in interest income        (22,745)                -
CHANGES IN OPERATING ASSETS AND LIABILITIES:
     Accounts receivable, net                                                       974,039         (1,414,693)
     Prepaid expenses and other current assets                                       59,560            304,098
     Accounts payable                                                              (922,244)          (356,122)
     Accrued payroll and related expenses                                          (154,185)          (189,079)
     Net billings in excess of costs and estimated
       gross profit on uncompleted contracts                                       (715,676)           (11,913)
     Deferred revenue                                                              (157,107)          (509,657)
     Accrued interest on stockholders loans                                               -              4,017
                                                                                -----------        -----------
NET CASH USED IN OPERATING ACTIVITIES                                            (2,028,273)        (2,448,707)

INVESTING ACTIVITIES:
     Purchase of investments available-for-sale                                  (9,889,167)                -
     Purchase of property and equipment                                            (693,775)          (655,933)
     Increase in other assets                                                       (58,607)          (192,516)
                                                                                -----------        -----------
NET CASH USED IN INVESTING ACTIVITIES                                           (10,641,549)          (848,449)

FINANCING ACTIVITIES:
     Payments under capital lease obligations                                       (48,823)           (58,900)
     Repayments of long-term debt                                                        -              (4,316)
     Proceeds from exercise of stock options                                         43,740                 -
     Proceeds from issuance of common stock                                          38,951          4,171,050
     Other                                                                               -              29,085
                                                                                -----------        -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                            33,868          4,136,919
                                                                                -----------        -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                         (12,635,954)           839,763

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                 20,569,300         23,501,633
                                                                                -----------        -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $   7,933,346       $ 24,341,396
                                                                              =============       ============


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                CREDIT MANAGEMENT SOLUTIONS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.     BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereof included in the Company's annual report or Form 10-K, for the year ended December 31, 1997.

NOTE 2.     INVESTMENTS AVAILABLE-FOR-SALE

The Company invested approximately $10 million in securities classified as available-for-sale. The securities consist of commercial paper with an A-1/P-1 rating and maturities of up to 160 days whose cost approximates fair value. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amoritization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

NOTE 3.     LOSS PER SHARE

The following table summarizes the computations of loss per share:

                                                                           THREE MONTHS ENDED MARCH 31
                                                                        --------------------------------
                                                                            1998                 1997
                                                                        -------------        -----------
Numerator for basic and diluted earnings (loss) per common share:

Net loss                                                                $  (1,357,732)       $  (222,061)
                                                                        =============        ===========
Denominator:

Denominator for basic and diluted loss per
     common share - weighted-average shares                                 7,619,625          7,556,767
                                                                        =============        ===========

Basic and diluted loss per common share                                 $       (0.18)       $     (0.03)
                                                                        =============        ===========

Dilutive loss per common share is equal to basic loss per common share because if potentially dilutive securities were included in the computations, the results would be anti-dilutive.

NOTE 4.     COST AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Uncompleted contracts consist of the following components:

                                                 BALANCE SHEET CAPTION
                                       ------------------------------------------
                                       COSTS AND ESTIMATED      BILLINGS IN EXCESS
                                          EARNINGS IN             OF COSTS AND
                                       EXCESS OF BILLINGS       ESTIMATED EARNINGS              TOTAL
                                       ---------------------------------------------------------------------
December 31, 1997:
     Cost and estimated earnings       $        3,899,095       $          272,953        $        4,172,048
     Billings                                   3,395,220                  861,475                 4,256,695
                                       ------------------       ------------------        ------------------
                                       $          503,875       $        (588,522)        $         (84,647)
                                       ==================       ==================        ==================
March 31, 1998:
     Cost and estimated earnings       $        3,227,988       $          539,625        $        3,767,613
     Billings                                   2,304,175                  832,409                 3,136,584
                                       ------------------       ------------------        ------------------
                                       $          923,813       $        (292,784)        $          631,029
                                       ==================       ==================        ==================

All receivables on contracts in progress are expected to be collected within twelve months.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's interim results of operations and financial condition. This discussion should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. This report contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company. Investors are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements, investors should carefully consider the various factors identified in this Report which could cause actual results to differ materially from those indicated by such forward-looking statements, including the matters set forth in "--Certain Factors That May Affect Future Results, Financial Condition and the Market Price of Securities."

OVERVIEW

The Company was incorporated in 1987 to commercialize an automated credit processing system developed by James R. DeFrancesco, the Company's President and Chief Executive Officer, and Scott L. Freiman, the Company's Executive Vice President, while they were employed by American Financial Corporation ("AFC"), an automobile finance servicing company owned by Mr. DeFrancesco. AFC was acquired in October 1987 by Perpetual Savings Bank, FSB. Mr. DeFrancesco and Mr. Freiman retained ownership of AFC's credit processing software which formed the basis for CreditRevue. CreditRevue was initially released in 1988. Since its initial release, the Company has continually enhanced CreditRevue in response to the needs of its customers. CreditConnection became commercially available in July 1996. The OneScore service, developed in conjunction with Dun &
Bradstreet, was the Company's initial Service Bureau offering and was introduced in October 1997. The Company is introducing additional service bureau product offerings including Batch OneScore, Portfolio Moritoring and a service bureau version of its CreditRevue software.

License fees for CreditRevue are recognized based on a percentage-of-completion method, measured generally on a cost-incurred basis. The Company typically charges a nonrefundable fee of 25% of the preliminary estimate of the total license fee to develop an analysis of the customer's credit operations and a plan for the configuration and implementation of CreditRevue according to the customer's requirements. Costs consist primarily of direct labor and temporary contract labor. Contracts in progress are reviewed periodically, and revenues and earnings are adjusted based on revisions in contract value and estimated time to completion. The Company has introduced and is continuing to refine a new version of its CreditRevue software, referred to as CreditRevue 2000. This new version of CreditRevue has been redesigned to be more easily configured and deployed. CreditRevue 2000 will be licensed and delivered as a core functional system with customer specific enhancements delivered after initial system implementation. Post implementation customer-unique enhancements are billed on a time and material basis. With the introduction of CreditRevue 2000, the Company's traditional CreditRevue offering is now referred to as CreditRevue Classic. The Company recognizes revenue for maintenance fees pro rata over the term of the related agreement, which is generally one year. Maintenance fees received in advance of revenue recognition are included in deferred revenue. In addition, as a convenience to its customers, the Company offers third-party computer hardware through various reseller arrangements. However, neither third-party hardware nor third-party software sales are a focus of the Company's overall marketing strategy. For the three months ended March 31, 1998, revenues from third-party hardware and software sales accounted for 3.5% and 2.1% of total revenues, respectively. Revenues from resales of third-party computer hardware and software are recognized at the time of shipment and installation.

Certain of the Company's products and services, including CreditConnection and CreditRevue Service Bureau, are charged on a per transaction basis. As a result, the Company anticipates that transaction-based revenue will represent an increasing proportion of the Company's revenue. The Company's sales and marketing efforts will no longer be exclusively targeted at generating license-based revenue but will be increasingly focused on generating transaction-based revenue from prospective customers. The Company's anticipated future growth is based, in large part, on the success of these products and services and the transition to a transaction-based revenue stream. Accordingly, the failure by the Company to generate demand for CreditConnection or CreditRevue Service Bureau, the occurrence of any significant technological problems, such as a system failure incurred prior to the implementation of a back-up computer system, any inadequacy of the Company's business interruption insurance to cover costs associated with system failure or business interruptions, or the failure of the Company to successfully manage the transition to a transaction-based revenue stream would have a material adverse effect on the Company's business, results of operations and financial condition.

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

As of March 31, 1998, the Company had 16 employees in its sales and marketing organization. The Company intends to hire a significant number of additional sales and marketing personnel in the future to help the Company expand its market presence. Competition for such personnel is intense, and there can be no assurance that the Company can retain its existing sales personnel or that it can attract, assimilate or retain additional highly qualified sales persons in the future. If the Company is unable to hire such personnel on a timely basis, the Company's business, results of operations and financial condition could be materially and adversely affected.

    RESULTS OF OPERATIONS

Total Revenues. Total revenues increased 7.3% from $4.0 million in the three months ended March 31, 1997 to $4.2 million in the three months ended March 31, 1998. The Company's revenues are derived from four sources: license and software development fees, maintenance fees, computer hardware sales and service bureau revenues.

License and Software Development Fees. CreditRevue accounted for virtually all of the Company's license and software development fee revenue through March 31, 1998. License and software development fees increased 13.3% from $2.4 million in the three months ended March 31, 1997 to $2.8 million in the three months ended March 31, 1998. The increases during these periods resulted from increased market acceptance of CreditRevue.

Maintenance Fees. Maintenance fees include fees from software maintenance agreements. Maintenance fees increased 74.0% from $0.6 million in the three months ended March 31, 1997 to $1.0 million in the three months ended March 31, 1998. The growth in these revenues during the periods presented was the result of increased maintenance fees associated with the increased number of licenses of CreditRevue outstanding during such periods.

Computer Hardware Sales. Computer hardware sales revenue decreased 78.9% from $0.8 million in the three months ended March 31, 1997 to $0.2 million in the three months ended March 31, 1998. Computer hardware sales revenue consists of revenues received from resales of third-party hardware in connection with the license and installation of the Company's software. The fluctuation in such revenues during these periods is the result of customer purchase preferences for computer hardware systems. In certain instances, CreditRevue customers have volume discount arrangements with hardware resellers making them eligible for discounts greater than those offered by the Company.

Service Bureau Fees. Service Bureau revenues originate from several sources including: CreditConnection transaction and interface fees, Dun & Bradstreet OneScore, Portfolio Management transaction and implementation fees and CreditRevue Service Bureau. Total Service Bureau revenues increased 167.5% from $117,000 as compared to $313,000 for the quarter ended March 31, 1997 and March 31, 1998, respectively. The CreditConnection service was commercially released in 1996 and generated $219,000 of revenue in the quarter ended March 31, 1998 compared to $117,000 for the period ended March 31, 1997, an increase of 87.2%. Dun & Bradstreet OneScore was commercially released in the fourth quarter of 1997, Portfolio Monitoring and CreditRevue Service Bureau were commercially released in the first quarter of 1998. These Service Bureau products account for an aggregate revenue of $94,000 in the quarter ended March 31, 1998.

Cost of License and Software Development Fees. Cost of license and software development fees consist primarily of salaries and benefits for in-house programmers and the cost of temporary contract labor. Cost of license and software development fees increased 25.9% from $1.5 million in the three months ended March 31, 1997 to $1.8 million in the three months ended March 31, 1998. As a percentage of license fee and software development revenue, cost of license and software development fees were 59.5% and 66% in the three months ended March 31, 1997 and the three months ended March 31, 1998, respectively. The increase in cost of license and software fees as a percentage of license and software development fees over these periods is related to: (1) the fluctuation in the Company's quarterly revenues and hourly labor costs associated with temporary contractors during periods in which the Company experienced increased demand for its products; and (2) the increased labor costs associated with the transition to the CreditRevue 2000 product. With respect to temporary contractors, the Company's costs on a full-time equivalent basis for these contractors is generally twice the amount incurred by the Company for its in-house technical personnel. With respect to the transition to CreditRevue 2000, it is necessary to train certain of the Company's in-house technical personnel on this new architecture, while at the same time continuing to support those existing customer projects for CreditRevue Classic(TM), the Company's traditional CreditRevue product offering. This transition requirement has resulted in increased staffing levels during the period that contracts are completed and are replaced by new contracts based on the CreditRevue 2000 product. Total labor costs as a percentage of revenue are also expected to decrease as the Company and its customers move to a greater level of product standardization available with the CreditRevue 2000 offering.

Costs of Maintenance Fees. Cost of maintenance fees consists primarily of personnel and related costs for customer maintenance and support. Cost of maintenance fees increased 164.7% from $0.1 million in the three months ended March 31, 1997 to $0.3 million in the three months ended March 31, 1998. As a percentage of maintenance fee revenue, cost of maintenance fees was 17.5% and 26.6% in the three months ended March 31, 1997 and the three months ended March 31, 1998, respectively. The dollar increase in the cost of maintenance fees reflects the growth in license fees for CreditRevue during the periods presented and the resultant increase in the number of installations. The fluctuation in the percentage of cost of maintenance fees to maintenance fee revenues in 1997 and 1998 results from incremental increases in staffing for maintenance personnel as maintenance revenues have increased. Staffing utilization efficiencies will vary based on the timing and training of additions to maintenance staff personnel. Additionally, the cost of maintenance for third party software that is resold is included in cost of maintenance fees for the period ended March 31, 1998.

Cost of Computer Hardware Sales. Cost of computer hardware sales consists of (i) the Company's cost of computer hardware resold to the Company's customers that are licensing CreditRevue and (ii) salaries and benefits for systems integration employees. Cost of computer hardware sales decreased 62.9% from $0.7 million in the three months ended March 31, 1997 to $0.2 million in the three months ended March 31, 1998. As a percentage of computer hardware sales revenue, cost of computer hardware sales was 80.8% and 141.8% in the three months ended March 31, 1997 and the three months ended March 31, 1998, respectively. The increase in the cost of computer hardware sales as a percent of revenue is the result of lower hardware revenues, while fixed expenses, primarily personnel-related in nature, remained constant during the same period.

Cost of Service Bureau Revenues. Of the three primary sources of service bureau revenues; CreditConnection, Dun & Bradstreet OneScore and CreditRevue service bureau, only CreditConnection was operational in both 1997 and 1998. Cost of service bureau fees consist primarily of personnel costs associated with the operation and support of the service bureau. Other costs of service bureau revenues include equipment rental expenses, communications network costs from third parties and hardware and software pass through expenses. Service bureau costs the three months ended March 31, 1997 and March 31, 1998 were $0.3 and $0.7, respectively. Cost of service bureau revenues during the three months ended March 31, 1997 and March 13, 1998 exceeded service bureau revenues because of start up costs associated with establishing the service bureau. Dun & Bradstreet OneScore was commercially introduced in the fourth quarter of 1997. As these new services continue to gain market acceptance, corresponding costs of service bureau fees are expected to decrease as a percent of service bureau revenues.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 22.3% from $1.9 million in the three months ended March 31, 1997 to $2.3 million in the three months ended March 31, 1998. Of this $0.4 million increase, approximately $0.2 million related to payroll expenses which resulted primarily from an increase in the Company's management and administrative staff and approximately $0.2 million of the increase related to non-salary based administrative expenses, consisting primarily of depreciation and sales and marketing expenses. Selling, general and administrative expenses includes (i) salaries, commissions and bonuses paid to sales and marketing personnel, as well as travel and promotional expenses, and
(ii) salaries of administrative, executive and financial personnel, and (iii) outside professional fees. The increase in these expenses is attributable to several factors. The increase in such expenses was a result of an increase in sales and marketing staff from 8 in the three months ended March 31, 1997 to 16 in the three months ended March 31, 1998.

Research and Development Costs. Research and development costs consist primarily of salaries and benefits of in-house programmers. These costs increased $0.2 million during the three months ended March 31, 1998 as compared to the three months ended March 31, 1997 due primarily to the addition of six programmers in 1997. The increase staffing was required to address a number of strategic development efforts underway during 1997 including on going efforts for CreditConnection, CreditRevue 2000, Dun & Bradstreet OneScore and
CreditRevue service bureau projects. All development activities during the 1997 and 1998 periods were expensed. During the period from September 1994, the direct payroll costs of certain programmers were capitalized as software development costs. See Note 1 to Notes to Consolidated Financial Statements in the Company's 10-K or Annual Report for the year ended March 31, 1998.

Interest Income (Expense). Net interest income decreased to $0.1 million in the three months ended March 31, 1998 from $0.3 million in the first three months ended March 31, 1997 to $0.2 million in the three months ended March 31, 1998.

    LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its working capital needs and investments in property and equipment from operating cash flows and approximately $22.6 million of net proceeds from the Company's initial public offering completed in December 1996. During the three months ended March 31, 1997, the Company consumed net cash from operating activities of $2.4 million. During the three months ended March 31, 1998, the Company consumed $2.0 million of cash from operations. The primary use of cash for operations was the growth in accounts receivable of approximately $1.4 million for the period ended March 31, 1997 and from the net growth of costs in excess of billings of $.7 million and the reduction of accounts payable of $.9 million during the three months ended March 31, 1998. This working capital deficiency is further caused by the deferral for financial reporting purposes of certain billings on contracts to develop software, and deferred revenue related to maintenance contracts and computer hardware and software sales. Net deferred revenue at December 31, 1997 and March 31, 1998 was $1.7 million and $0.8 million, respectively.

The Company's cash used for investing activities consists principally of investments in property and equipment. During the three months ended March 31, 1997 and 1998, the Company invested a total of $0.7 and $0.7 million in property and equipment, respectively. These investments were directly attributable to the Company's growth in operations. The Company does not have any material commitments for the purchase of property and equipment at March 31, 1998.

The Company has historically relied principally on its bank line of credit and proceeds from its initial public offering completed in December 1996 for its financing needs. The Company received $22.6 million of net proceeds from its initial public offering. The Company maintains a secured bank line of credit in the amount of $1.5 million, of which there was no balance outstanding at March 31, 1998. The line of credit bears interest at the bank's prime rate per annum (9.25% at March 31, 1998). Further, the bank's line of credit requires the bank's written consent prior to, among other things, (i) the payment of cash dividends, (ii) the Company's engagement in a substantially different business activity, or (iii) the purchase by the Company of any interest in another enterprise or entity

The Company currently anticipates that its available cash resources, expected cash flows from operations, and its bank line of credit will be sufficient to meet its presently anticipated working capital, capital expenditure and debt repayment requirements through 1998.

Impact of Year 2000. The Company has completed an assessment of the potential impact of Year 2000 related issues and has assigned resources to continually update its Year 2000 assessment. Based on the initial assessment, it has been determined that the Company will not experience any material adverse impact to its business, operations or financial condition as a result of Year 2000 issues. The Company's internal technology environment is based on state-of-the-art hardware and software components which are already either entirely or substantially Year 2000 compliant. The products the Company licenses to others are already either entirely or substantially Year 2000 compliant. Modifications to the interfaces between the Company's installed products and other systems within client environments may be required. The Company has initiated formal communications with all of its significant suppliers and large customers to determine the extent to which the Company's interface systems are vulnerable to those third parties failure to remediate their own Year 2000 issues. There is no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems.

ITEM 3. CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS, FINANCIAL CONDITION AND THE MARKET PRICE OF SECURITIES.

Uncertainty of Future Results of Operations; Fluctuations in Quarterly Results of Operations. Prior growth rates in the Company's revenue and net income should not be considered indicative of future results of operations. Future results of operations will depend upon many factors, including market acceptance of new services, including the Company's CreditConnection and CreditRevue Service Bureau, the demand for the Company's products and services, the successful distribution and implementation of the Company's products and services, the successful transition from predominantly license fee-based revenue to predominantly transaction fee-based revenue, the timing of new product and service development and introductions and software enhancements by the Company or its competitors, the level of product, service and price competition, the length of the Company's sales cycle, the size and timing of individual transactions, the delay or deferral of customer implementations, the Company's success in expanding its customer support organization, direct sales force and indirect distribution channels, the nature and timing of significant marketing programs, the mix of products and services sold, the timing of new hires, the ability of the Company to timely develop and sucessfully market new products and services and control costs, competitive conditions in the industry and general economic conditions. In addition, the decision to implement the Company's products or services typically involves a significant commitment of customer resources and is subject to the budget cycles of the Company's customers. Licenses of CreditRevue generally reflect a relatively high amount of revenue per order. The loss or delay of individual orders, therefore, would have a significant impact on the Company's revenue and quarterly results of operations. The timing of revenue is difficult to predict because of the length and variability of the Company's sales cycle, which has ranged to date from two to 18 months from initial customer contact to the execution of a license agreement. In addition, since a substantial portion of the Company's revenue is recognized on a percentage-of-completion basis, the timing of revenue recognition for its licenses may be materially and adversely affected by delays or deferrals of customer implementations. Such delays or deferrals may also increase expenses associated with such implementations which would materially and adversely affect related operating margins. The Company's operating expenses are based in part on planned product and service introductions and anticipated revenue trends and, because a high percentage of these expenses are relatively fixed, a delay in the recognition of revenue from a limited number of transactions could cause significant variations in operating results from quarter-to-quarter and could result in operating losses. To the extent such expenses precede, or are not subsequently followed by, increased revenues, the Company's results of operations would be materially and adversely affected. As a result of these and other factors, revenues for any quarter are subject to significant variation, and the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. There can be no assurance that the Company will be profitable in any future quarter or that such fluctuations in results of operations will not result in volatility in the price of the Company's Common Stock. Due to all of the foregoing factors, it is likely that in some future quarter the Company's results of operations will be below the expectations of public market analysts and investors. In such event, the market price of the Company's Common Stock will be materially and adversely affected.

Dependence on CreditRevue Product Line. License fees, maintenance fees and third-party computer hardware sales associated with licenses and installations of CreditRevue accounted for virtually all of the Company's revenues through March 31, 1998. Although the Company has recently introduced its CreditConnection service, the Company expects that revenues generated from licenses and installations of

CreditRevue will continue to account for a significant portion of the Company's revenues for the foreseeable future. The Company has introduced and is continuing to refine a new version of its CreditRevue software, referred to as CreditRevue 2000. There can be no assurance that CreditRevue 2000 will achieve market acceptance or that the Company will successfully develop, refine or market CreditRevue 2000 in a timely fashion, if at all. The failure of the Company to successfully develop, refine or market CreditRevue 2000 would have a material adverse effect on the Company's business, results or operations and financial condition. The life cycles of the Company's products and services are difficult to predict due to the effect of new product and service introductions or software enhancements by the Company or its competitors, market acceptance of new and enhanced versions of the Company's products and services, and competition in the Company's marketplace. A decline in the demand for CreditRevue, whether as a result of competition, technological change, price reductions or otherwise, would have a material adverse effect on the Company's business, results of operations and financial condition.

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

Market Acceptance of CreditConnection; Transition to Transaction-Based Revenue. The Company's CreditConnection service was commercially introduced in 1996 and the Company's CreditRevue Service Bureau service was commercially introduced through strategic alliance partner, AnyTime Access, in January, 1998. The CreditConnection service and the CreditRevue Service Bureau service (as provided by AnyTime Access and other third parties to which the Company licenses the CreditRevue Service Bureau) are projected to account for a significant portion of the Company's revenues in the future. As a result, demand and market acceptance for these services are subject to a high level of uncertainty, and the Company will be heavily dependent on their market acceptance. There can be no assurance that these services will be commercially successful. Since inception in 1996. CreditConnection has generated approximately $885,500 in revenues. The failure of the Company to generate demand for CreditConnection or CreditRevue Service Bureau or the occurrence of any significant technological problems with such services would have a material adverse effect on the Company's business, results of operations and financial condition. Further, the CreditConnection service has taken longer to commercialize than originally anticipated. Although the Company is exploring additional distribution options to further enhance the CreditConnection service, there can be no assurance that any such channels will be available to the Company on commercially reasonable terms, or at all. The failure of the Company to successfully commercialize the CreditConnection service would have a material adverse effect on the Company's business, financial condition and results of operations. Historically, virtually all of the Company's revenues have been derived from license fees, maintenance fees and hardware sales associated with licenses and installations of CreditRevue. Under the terms of its license agreements, a majority of the Company's revenues are realized during the configuration and installation of CreditRevue. However, the Company anticipates that a significant portion of the Company's future revenues will be derived from per-usage transaction-based fees charged to credit originators and financial institutions for transactions originated from the CreditConnection and CreditRevue Service Bureau services. There can be no assurance that the Company will successfully manage the transition of a significant portion of its revenues from license-based revenue to transaction-based revenue. The failure of the Company to successfully manage the transition to a transaction-based revenue stream would have a material adverse effect on the Company's business, results of operations and financial condition.

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

In addition, the Company has formed strategic alliances with Automatic Data Processing (ADP) and Universal Computer Systems (UCS) for remarketing CreditConnection and with Dun & Bradstreet for the marketing of OneScore. There can be no assurance that these relationships will be successful. Moreover, there can be no assurance that these companies will actively remarket CreditConnection or OneScore. The failure by the Company to leverage and maintain its existing relationships ADP, UCS and Dun & Bradstreet, or to establish new relationships in the future, because of a divergence of interests, acquisition of one or more of these third parties or other reasons, could have a material adverse effect on the Company's business, results of operations and financial condition.

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

Management of Changing Business. The Company has experienced significant changes in its business, such as an expansion in the Company's staff and customer base and the development of new products, services and enhancements to its software, including the recent commercial release of CreditConnection. Such changes have placed and may continue to place a significant strain upon the Company's management, systems and resources. As of March 31, 1998, the Company had grown to 213 employees from 182 employees at March 31, 1997. The Company's ability to compete effectively and to manage future changes will require the Company to continue to improve its financial and management controls, reporting systems and procedures and budgeting and forecasting capabilities on a timely basis and expand its sales and marketing work force, and train and manage its employee work force. There can be no assurance that the Company will be able to manage such changes successfully. The Company's failure to do so could have a material adverse effect upon the Company's business, results of operations and financial condition.

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

Future Capital Needs; Uncertainty of Additional Financing. The Company currently anticipates that its available cash resources combined with anticipated funds from operations will be sufficient to meet its presently anticipated working capital and capital expenditure requirements through 1998. Thereafter, the Company may need to raise additional funds.

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

Effect of Certain Charter Provisions; Anti-takeover Effects of Certificate of Incorporation, Bylaws and Delaware Law. The Company's Board of Directors has the authority to issue up to 1,000,000 shares of Preferred Stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights of those shares without any further vote or action by the stockholders. The Preferred Stock could be issued with voting, liquidation, dividend and other rights superior to those of the Common Stock. The rights of the holders of Common Stock will be subject to, and may be adversely affected by the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company. Further, certain provisions of the Company's Certificate of Incorporation, including provisions that create a classified Board of Directors, and certain provisions of the Company's Bylaws and of Delaware law could delay or make more difficult a merger, tender offer or proxy contest involving the Company.

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



---------------------------------
     * Incorporated by reference to the Exhibits filed with the Company's Registration Statement on Form S-1, File NO. 333-14007.

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

                                               CREDIT MANAGEMENT SOLUTIONS, INC.
                                               ---------------------------------
                                                           (Registrant)

Date: May __, 1998                   /s/ James R. DeFrancesco
                                     ----------------------------------------------------------------
                                               James R. DeFrancesco
                                               President, Chief Executive Officer and Chairman of the
                                               Board of Directors (Principal Executive Officer)

Date: May __, 1998                   /s/ Robert P. Vollono
                                     ----------------------------------------------------------------
                                               Robert P. Vollono
                                               Senior Vice President, Treasurer, Chief Financial Officer
                                               and Director (Principal Financial and Accounting Officer)

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

      10.2           Form of Software License Agreement

      10.3           Form of Software Maintenance Agreement

      10.4           Form of Professional Services Agreement

      10.5           Form of CreditConnection Lender Agreement (for CreditRevue
                     Licensees)

      10.6           Form of CreditConnection Lender Agreement (for non-CreditRevue
                     Licensees)

      10.7           Form of CreditConnection Dealer Subscription Agreement

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