Form 10-Q
period 1998-06-30
CREDIT MANAGEMENT SOLUTIONS INC
filed 1998-08-14
CIK 1024339

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------


                                    FORM 10-Q

(MARK ONE)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD
    FROM ______________________ TO ________________________

                        COMMISSION FILE NUMBER     000-21735


                        CREDIT MANAGEMENT SOLUTIONS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                        DELAWARE                                           52-1549401
-------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)      (I.R.S. Employer Identification No.)

5950 SYMPHONY WOODS ROAD, COLUMBIA, MARYLAND                                                      21044
-------------------------------------------------------------------------------------------------------
(Address of principal executive offices)                                                     (Zip Code)

Registrant's telephone number, including area code          (410) 740-1000
                                                   ----------------------------


      FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE
                                  LAST REPORT.

         Indicate by check _ whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X              No
                                              -----              -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,641,414 shares of the Company's Common Stock, $.01 par value, were outstanding as of August 12, 1998.

                        CREDIT MANAGEMENT SOLUTIONS, INC.

                                      INDEX

                                                                                                               Page
                                                                                                               ----

                                                 Part I -- Financial Information

Item 1.     Financial Statements  (unaudited)....................................................................3

            Consolidated Balance Sheets -- June 30, 1998 and December 31, 1997...................................3

            Consolidated Statements of Operations -- Three Months Ended
               June 30, 1998 and 1997 and Six Months Ended June 30, 1998 and 1997................................4

            Consolidated Statements of Cash Flows --Six Months Ended June 30,
               1998 and 1997.....................................................................................5

            Notes to Consolidated Financial Statements...........................................................6

Item 2.     Management's Discussion and Analysis of
               Financial Condition and Results of Operations.....................................................7

Item 3.     Certain Factors That May Affect Future Results,
               Financial Condition and the Market Price of Securities...........................................12

                                                    Part II -- Other Information

Item 1.     Legal Proceedings...................................................................................19

Item 2.     Changes in Securities...............................................................................19

Item 3.     Defaults upon Senior Securities.....................................................................19

Item 4.     Submission of Matters to a Vote of Security Holders.................................................19

Item 5.     Other Information...................................................................................19

Item 6.     Exhibits and Reports on Form 8-K....................................................................19

            Signatures..........................................................................................21

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                CREDIT MANAGEMENT SOLUTIONS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                                       JUNE 30,          DECEMBER 31,
                                                                                         1998                1997
                                                                                     ------------        ------------
                                                                                      (unaudited)
                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                         $  4,579,242        $ 20,569,300
   Investments available-for-sale                                                      10,139,834                   -
   Accounts receivable, net of allowance of $389,677 and $194,856
     in 1998 and 1997, respectively                                                     3,741,313           3,550,927
   Costs and estimated earnings in excess of billings on uncompleted contracts            951,245             503,875
   Prepaid expenses and other current assets                                              477,494             463,849
   Deferred income taxes                                                                   58,513              58,513
                                                                                     ------------        ------------
Total current assets                                                                   19,947,641          25,146,464

PROPERTY AND EQUIPMENT:
   Computer equipment and software                                                      4,327,835           3,442,792
   Office furniture and equipment                                                       1,042,995             941,733
   Leasehold improvements                                                                 654,830             499,404
                                                                                     ------------        ------------
                                                                                        6,025,660           4,883,929
Accumulated depreciation and amortization                                              (2,190,563)         (1,677,138)
                                                                                     ------------        ------------
                                                                                        3,835,097           3,206,791
Software development costs, net of accumulated amortization of
   $238,443 and $178,583 in 1998 and 1997, respectively                                   119,722             179,582
Other assets                                                                            1,059,333             423,886
                                                                                     ------------        ------------
Total assets                                                                         $ 24,961,793        $ 28,956,723
                                                                                     ============        ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                                  $  1,645,103        $  2,225,745
   Accrued payroll and related expenses                                                 1,094,893           1,059,177
   Billings in excess of costs and estimated earnings on uncompleted contracts            375,276             588,522
   Deferred revenue                                                                     2,269,883           1,632,339
   Current portion of capital lease obligations                                            91,397             138,165
                                                                                     ------------        ------------
Total current liabilities                                                               5,476,552           5,643,948

LONG-TERM DEBT:
   Capital lease obligations, less current portion                                         58,657             101,390
   Commitments and contingent liabilities                                                       -                   -
                                                                                     ------------        ------------
Total liabilities                                                                       5,535,209           5,745,338

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value; 1,000,000 shares authorized; no
     shares issued or outstanding                                                               -                   -
   Common stock, $.01 par value; 40,000,000 shares authorized;
     7,634,856 and 7,615,510 shares issued and outstanding at
     June 30, 1998 and December 31, 1997, respectively                                     76,349              76,155
   Additional paid-in capital                                                          26,778,847          26,645,247
   Retained earnings (deficit)                                                         (7,428,612)         (3,510,017)
                                                                                     ------------        ------------
Total stockholders' equity                                                             19,426,584          23,211,385
                                                                                     ------------        ------------
Total liabilities and stockholders' equity                                           $ 24,961,793        $ 28,956,723
                                                                                     ============        ============

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                CREDIT MANAGEMENT SOLUTIONS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                 THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                                      JUNE 30,                              JUNE 30,
                                                           ------------------------------        ------------------------------
                                                               1998               1997               1998               1997
                                                           -----------        -----------        -----------        -----------
                                                           (unaudited)        (unaudited)        (unaudited)        (unaudited)
REVENUES:
      License and software development fees                $ 1,402,005        $ 2,470,551        $ 4,175,460        $ 4,918,180
      Maintenance fees                                       1,021,219            718,812          2,003,911          1,283,500
      Computer hardware sales                                  216,929             26,217            391,071            849,689
      Service bureau revenues                                  495,411            118,331            808,137            235,287
                                                           -----------        -----------        -----------        -----------
Total revenues                                               3,135,564          3,333,911          7,378,579          7,286,656

COSTS OF REVENUES:
      Cost of license and software development fees          1,661,143          1,800,776          3,492,867          3,255,814
      Cost of maintenance fees                                 287,143            157,054            548,776            255,900
      Cost of computer hardware sales                          253,738             61,102            500,744            726,157
      Cost of service bureau                                   854,707            386,858          1,554,014            668,720
                                                           -----------        -----------        -----------        -----------
                                                             3,056,731          2,405,790          6,096,401          4,906,591
                                                           -----------        -----------        -----------        -----------
Gross Profit                                                    78,833            928,121          1,282,178          2,380,065

OTHER OPERATING EXPENSES:
      Selling, general and administrative expenses           2,276,915          2,095,373          4,599,216          3,994,639
      Research and development costs                           570,460            360,646          1,055,336            645,050
                                                           -----------        -----------        -----------        -----------
                                                             2,847,375          2,456,019          5,654,552          4,639,689
                                                           -----------        -----------        -----------        -----------
Loss from operations                                        (2,768,542)        (1,527,898)        (4,372,374)        (2,259,624)

OTHER INCOME (EXPENSE):
      Interest expense                                          (9,816)           (14,801)           (17,276)           (34,630)
      Interest income                                          221,215            317,801            474,771            648,463
      Amortization  of excess of assigned value of
        identifiable assets over cost of an acquired
        interest                                                     -                  -                  -             50,792
                                                           -----------        -----------        -----------        -----------
                                                               211,399            303,000            457,495            664,625
                                                           -----------        -----------        -----------        -----------
Loss before income taxes                                    (2,557,143)        (1,224,898)        (3,914,879)        (1,594,999)


Income tax expense                                                   -            148,040                  -                  -
                                                           -----------        -----------        -----------        -----------

Net loss                                                   $(2,557,143)       $(1,372,938)       $(3,914,879)       $(1,594,999)
                                                           ===========        ===========        ===========        ===========

Basic loss per common share                                $     (0.33)       $     (0.18)       $     (0.51)       $     (0.21)
                                                           ===========        ===========        ===========        ===========

Diluted loss per common share                              $     (0.33)       $     (0.18)       $     (0.51)       $     (0.21)
                                                           ===========        ===========        ===========        ===========


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                CREDIT MANAGEMENT SOLUTIONS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            SIX MONTHS ENDED
                                                                                                 JUNE 30,
                                                                                     --------------------------------
                                                                                         1998               1997
                                                                                     ------------        ------------
                                                                                      (unaudited)        (unaudited)
OPERATING ACTIVITIES:
Net loss                                                                             $ (3,914,879)       $ (1,594,999)
ADJUSTMENTS:
      Depreciation                                                                        513,425             249,549
      Amortization of excess of assigned value of
        Identifiable assets over cost of an acquired interest                                   -             (50,792)
      Amortization of software development costs                                           59,861              59,861
      Amortization of discount on debt securities included in interest income             (86,196)                  -
      Loss (gain) on disposal of property and equipment                                         -              (6,431)
CHANGES IN OPERATING ASSETS AND LIABILITIES:
      Accounts receivable, net                                                           (190,386)           (919,023)
      Prepaid expenses and other current assets                                           (13,645)              4,269
      Accounts payable                                                                   (580,641)         (1,847,463)
      Accrued payroll and related expenses                                                 35,716              23,327
      Net billings in excess of costs and estimated
        gross profit on uncompleted contracts                                            (660,616)            170,017
      Deferred revenue                                                                    637,544             253,990
      Accrued interest on stockholders loans                                                    -               6,025
                                                                                     ------------        ------------
NET CASH USED IN OPERATING ACTIVITIES                                                  (4,199,817)         (3,651,670)

INVESTING ACTIVITIES:
      Purchase of investments available-for-sale                                      (10,057,354)                  -
      Proceeds from sale of property and equipment                                              -               7,995
      Purchase of property and equipment                                               (1,141,731)           (972,725)
      Increase in other assets                                                           (635,447)                  -
                                                                                     ------------        ------------
NET CASH USED IN INVESTING ACTIVITIES                                                 (11,834,532)           (964,730)

FINANCING ACTIVITIES:
      Repayments of stockholder loans                                                           -            (235,538)
      Payments under capital lease obligations                                            (89,502)           (117,915)
      Repayments of long-term debt                                                              -              (8,713)
      Proceeds from exercise of stock options                                              43,740                   -
      Proceeds from issuance of common stock                                               90,053           4,224,442
      Other                                                                                     -              50,413
                                                                                     ------------        ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                  44,291           3,912,689
                                                                                     ------------        ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                             (15,990,058)           (703,711)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       20,569,300          23,501,633
                                                                                     ------------        ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $  4,579,242        $ 22,797,922
                                                                                     ============        ============


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                CREDIT MANAGEMENT SOLUTIONS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.      BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Consolidated results of operations for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

NOTE 2.      INVESTMENTS AVAILABLE-FOR-SALE

The Company invested approximately $10 million in securities classified as available-for-sale. The securities consist of commercial paper with an A-1/P-1 rating and maturities of up to 60 days whose cost approximates fair value. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

NOTE 3.      LOSS PER SHARE

The following table summarizes the computations of loss per share:

                                                                   THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                           -----------------------------         ------------------------------
                                                             JUNE 30,            JUNE 30,           JUNE 30,           JUNE 30,
                                                               1998               1997               1998               1997
                                                           -----------        -----------        -----------        -----------
Numerator for basic and diluted loss per common share:
Net loss                                                   $(2,557,143)       $(1,372,938)       $(3,914,879)       $(1,594,999)
                                                           -----------        -----------        -----------        -----------

Denominator:
Denominator for basic and diluted loss per common
Share - weighted-average shares                              7,634,778          7,606,219          7,627,240          7,581,653
                                                           -----------        -----------        -----------        -----------

Basic and diluted loss per common share                    $     (0.33)       $     (0.18)       $     (0.51)       $     (0.21)
                                                           -----------        -----------        -----------        -----------


Dilutive loss per common share is equal to basic loss per common share because if potentially dilutive securities were included in the computations, the results would be anti-dilutive.

NOTE 4.      COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Uncompleted contracts consist of the following components:

                                                          BALANCE SHEET CAPTION
                                             ----------------------------------------------
                                               COSTS AND ESTIMATED      BILLINGS IN EXCESS
                                               EARNINGS IN EXCESS          OF COSTS AND
                                                  OF BILLINGS           ESTIMATED EARNINGS                 TOTAL
                                             -------------------------------------------------------------------------
December 31, 1997:
     Cost and estimated earnings             $           3,899,095      $          272,953       $         4,172,048
     Billings                                            3,395,220                 861,475                 4,256,695
                                             -----------------------   ----------------------   ----------------------
                                             $             503,875      $         (588,522)      $           (84,647)
                                             =======================   ======================   ======================
June 30, 1998:
     Costs and estimated earnings            $           2,121,758      $          513,770       $         2,635,528
     Billings                                            1,170,513                 889,046                 2,059,559
                                             -----------------------   ----------------------   ----------------------
                                             $             951,245      $         (375,276)      $           575,969
                                             =======================   ======================   ======================

All receivables on contracts-in-progress are expected to be collected within twelve months.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's interim results of operations and financial condition. This discussion should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997. This report contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company. Investors are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements, investors should carefully consider the various factors identified in this Report which could cause actual results to differ materially from those indicated by such forward-looking statements, including the matters set forth in "--Certain Factors That May Affect Future Results, Financial Condition and the Market Price of Securities."

OVERVIEW

The Company was incorporated in 1987 to commercialize an automated credit processing system developed by James R. DeFrancesco, the Company's President and Chief Executive Officer, and Scott L. Freiman, the Company's Executive Vice President, while they were employed by American Financial Corporation ("AFC"), an automobile finance servicing company owned by Mr. DeFrancesco. AFC was acquired in October 1987 by Perpetual Savings Bank, FSB. Mr. DeFrancesco and Mr. Freiman retained ownership of AFC's credit processing software which formed the basis for CreditRevue. CreditRevue was initially released in 1988. Since its initial release, the Company has continually enhanced CreditRevue in response to the needs of its customers. CreditConnection became commercially available in July 1996. The OneScore(TM) service, developed in conjunction with Dun & Bradstreet, was the Company's initial Service Bureau offering and was introduced in October 1997. The Company is introducing additional service bureau product offerings including Batch OneScore, Portfolio Monitoring and a service bureau version of its CreditRevue software.

License fees for CreditRevue are recognized based on a percentage-of-completion method, measured generally on a cost-incurred basis. The Company typically charges a nonrefundable fee of 25% of the preliminary estimate of the total license fee to develop an analysis of the customer's credit operations and a plan for the configuration and implementation of CreditRevue according to the customer's requirements. Costs consist primarily of direct labor and temporary contract labor. Contracts in progress are reviewed periodically, and revenues and earnings are adjusted based on revisions in contract value and estimated time to completion. The Company has introduced and is continuing to refine a new version of its CreditRevue software, referred to as CreditRevue 2000. This new version of CreditRevue has been redesigned to be more easily configured and deployed. CreditRevue 2000 will be licensed and delivered as a core functional system with customer specific enhancements delivered after initial system implementation. Post implementation customer-unique enhancements are billed on a time and material basis. The initial deployment of CreditRevue 2000 will be directed toward offering CreditRevue in a service bureau environment. The Company recognizes revenue for maintenance fees pro rata over the term of the related agreement, which is generally one year. Maintenance fees received in advance of revenue recognition are included in deferred revenue. In addition, as a convenience to its customers, the Company offers third-party computer hardware through various reseller arrangements. However, neither third-party hardware nor third-party software sales are a focus of the Company's overall marketing strategy. For the six months ended June 30, 1997 and June 30, 1998, revenues from third-party hardware and software sales accounted for 13.5% and 5.3% of total revenues, respectively. Revenues from resales of third-party computer hardware and software are recognized at the time of shipment and installation.

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

As of June 30, 1998, the Company had 14 employees in its sales and marketing organization. The Company intends to hire a significant number of additional sales and marketing personnel in the future to help the Company expand its market presence. Competition for such personnel is intense, and there can be no assurance that the Company can retain its existing sales personnel or that it can attract, assimilate or retain additional highly qualified sales persons in the future. If the Company is unable to hire such personnel on a timely basis, the Company's business, results of operations and financial condition could be materially and adversely affected.

RESULTS OF OPERATIONS

Total Revenues. Total revenues decreased 6.0% from $3.3 million in the three months ended June 30, 1997 to $3.1 million in the three months ended June 30, 1998. The Company's revenues are derived from four sources: license and software development fees, maintenance fees, computer hardware sales and service bureau related sources including Credit Connection service fees, CreditRevue service bureau operations and Dun & Bradstreet related revenues.

Total revenues increased 1.3% from $7.3 million in the six months ended June 30, 1997 to $7.4 million in the six months ended June 30, 1998.

License and Software Development Fees. CreditRevue has accounted for substantially all of the Company's license and software development fee revenue through June 30, 1998. License and software development fees decreased 43.3% from $2.5 million in the three months ended June 30, 1997 to $1.4 million in the three months ended June 30, 1998. The decrease during this most recent period resulted primarily from delays in signing new CreditRevue clients.

License and software development fees decreased 15.1% from $4.9 million in the six months ended June 30, 1997 to $4.2 million in the six months ended June 30, 1998.

       Maintenance Fees. Maintenance fees include fees from software maintenance agreements. Maintenance fees increased 42.1% from $.7 million in the three months ended June 30, 1997 to $1.0 million in the three months ended June 30, 1998. Maintenance fees increased 56.1% from $1.3 million in the six months ended June 30, 1997 to $2.0 million in the six months ended June 30, 1998. The growth in these revenues during these periods was the result of increased maintenance fees associated with the increased number of licenses of CreditRevue outstanding during such periods.

Computer Hardware Sales. Computer hardware sales revenue increased
727.4% from $26,000 in the three months ended June 30, 1997 to $.2 million in the three months ended June 30, 1998. Computer hardware sales revenue decreased 54.0% from $0.8 million in the six months ended June 30, 1997 to $0.4 million in the six months ended June 30, 1998. Computer hardware sales revenue consists of revenues received from resales of third-party hardware in connection with the license and installation of the Company's software or sales of additional third-party hardware to existing customers. The fluctuation of such revenues during these periods is the result of customer purchase preferences for computer hardware systems. In certain instances, CreditRevue customers have volume discount arrangements with hardware resellers making them eligible for discounts greater than those offered by the Company.

Service Bureau Fees. Service Bureau revenues originate from several sources including: CreditConnection transaction and interface fees, Dun & Bradstreet OneScore, Portfolio Management transaction and implementation fees and CreditRevue Service Bureau. Total Service Bureau revenues increased 318.7% from $118,000 in the three months ended June 30, 1997 to $495,000 in the three months ended June 30, 1998. The CreditConnection service was commercially released in 1996 and generated $393,000 of revenue for the three months ended June 30, 1998 compared to $118,000 for the three months ended June 30, 1997, an increase of 231.8%. Dun & Bradstreet OneScore was commercially released in the fourth quarter of 1997, Portfolio Monitoring and CreditRevue Service Bureau were commercially released in the first quarter of 1998. These Service Bureau products account for an aggregate revenue of $102,000 in the quarter ended June 30, 1998.

Total Service Bureau revenues increased 243.5% from $0.2 million in the six months ended June 30, 1997 to $0.8 million in the six months ended June 30, 1998.

Cost of License and Software Development Fees. Cost of license and software development fees consist primarily of salaries and benefits and allocations of office space expense for in-house programmers and the cost of temporary contract labor. Cost of license and software development fees decreased 7.8% from $1.8 million in the three months ended June 30, 1997 to $1.7 million in the three months ended June 30, 1998. As a percentage of license fee and software development revenue, cost of license and software development fees were 72.9% and 118.5% in the three months ended June 30, 1997 and the three months ended June 30, 1998, respectively. Although cost of license and software development revenue declined on a quarter-to-quarter basis, these costs increased as a percent of corresponding revenues. The increase in cost of license and software fees as a percentage of license and software development fees over these periods is related to: (1) the fluctuation in the Company's quarterly revenues (2) hourly labor costs associated with temporary contractors during periods in which the Company experienced increased demand for its products; and (3) the increased labor costs associated with the transition to the CreditRevue 2000 product. With respect to temporary contractors, the Company's costs on a full-time equivalent basis for these contractors is generally twice the amount incurred by the Company for its in-house technical personnel. With respect to the transition to CreditRevue 2000, it is necessary to train certain of the Company's in-house technical personnel on this new architecture, while at the same time continuing to support those existing customer projects for CreditRevue Classic(TM), the Company's traditional CreditRevue product offering. This transition requirement has resulted in increased staffing levels during the period that contracts are completed and are replaced by new contracts based on the CreditRevue 2000 product. Total labor costs as a percentage of revenue are also expected to decrease as the Company and its customers move to a greater level of product standardization available with the CreditRevue 2000 offering.

Cost of license and software development fees increased 7.3% from $3.3 million in the six months ended June 30, 1997 to $3.5 million in the six months ended June 30, 1998. As a percentage of license fee and software development revenue, cost of license and software development fees were 66.2% and 83.7% in the six months ended June 30, 1997 and the six months ended June 30, 1998, respectively.

Costs of Maintenance Fees. Cost of maintenance fees consists primarily of personnel and related costs for customer maintenance and support. Cost of maintenance fees increased 82.8% from $.2 million in the three months ended June 30, 1997 to $0.3 million in the three months ended June 30, 1998. As a percentage of maintenance fee revenue, cost of maintenance fees was 21.8% and 28.8% in the three months ended June 30, 1997 and the three months ended June 30, 1998, respectively. The dollar increase in the cost of maintenance fees reflects the growth in license fees for CreditRevue during the periods presented and the resultant increase in the number of installations. The fluctuation in the percentage of cost of maintenance fees to maintenance fee revenues in 1997 and 1998 results from incremental increases in staffing for maintenance personnel as maintenance revenues have increased. Staffing utilization efficiencies will vary based on the timing and training of additions to maintenance staff personnel. Additionally, the cost of maintenance for third party software that is resold is included in cost of maintenance fees for the period ended June 30, 1998.

Cost of maintenance fees increased 114.5% from $.3 million in the six months ended June 30, 1997 to $0.5 million in the six months ended June 30, 1998. As a percentage of maintenance fee revenue, cost of maintenance fees was 19.9% and 27.4% in the six months ended June 30, 1997 and the six months ended June 30, 1998, respectively.

Cost of Computer Hardware Sales. Cost of computer hardware sales consists of (i) the Company's cost of computer hardware resold to the Company's customers that are licensing CreditRevue and (ii) salaries and benefits for systems integration employees. Cost of computer hardware sales increased 315.3% from $61,000 in the three months ended June 30, 1997 to $.3 million in the three months ended June 30, 1998. As a percentage of computer hardware sales revenue, cost of computer hardware sales was 233.1% and 117.0% in the three months ended June 30, 1997 and the three months ended June 30, 1998, respectively. The increase in the cost of computer hardware sales as a percent of revenue is the result of lower hardware revenues, while fixed expenses, primarily personnel-related in nature, remained constant during the same period. Additionally, hardware sales were higher for the three month period ended June 30, 1998 as compared to the same period in 1997, resulting in a higher cost of sales.

As a result of lower sales during the period, cost of computer hardware sales decreased 31.0% from $0.7 million in the six months ended June 30, 1997 to $0.5 million in the six months ended June 30, 1998. As a percentage of computer hardware sales revenue, cost of computer hardware sales was 85.5% and 128.0% in the six months ended June 30, 1997 and the six months ended June 30, 1998, respectively. The Company's margin on computer hardware sales fluctuates based on changes in product sales mix, volume discounts to significant customers, and negotiated mark-ups with customers.

Cost of Service Bureau Revenues. Of the three primary sources of service bureau revenues; CreditConnection, Dun & Bradstreet OneScore and CreditRevue service bureau, only CreditConnection was operational in both 1997 and 1998. Cost of service bureau fees consist primarily of personnel costs associated with the operation and support of the service bureau. Other costs of service bureau revenues include equipment rental expenses, communications network costs from third parties and hardware and software pass through expenses. Service bureau costs the three months ended June 30, 1997, and June 30, 1998 were $0.4 million and $0.9 million, respectively. Cost of service bureau revenues during the three months ended June 30, 1997 and June 30, 1998 exceeded service bureau revenues because of start up costs associated with establishing the service bureau. Dun & Bradstreet OneScore was commercially introduced in the fourth quarter of 1997. As these new services continue to gain market acceptance, corresponding costs of service bureau fees are expected to decrease as a percent of service bureau revenues.

Cost of Service Bureau increased 132.4% from $0.7 million in the six months ended June 30, 1997 to $1.6 million in the six months ended June 30, 1998. As a percentage of Service Bureau revenue, Cost of Service Bureau was 284.2% and 192.3% in the six months ended June 30, 1997 and the six months ended June 30, 1998, respectively.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 8.7% from $2.1 million in the three months ended June 30, 1997 to $2.3 million in the three months ended June 30, 1998. This $0.2 million increase resulted from increases in non-salary based administrative expenses, consisting primarily of depreciation and sales and marketing expenses. Selling, general and administrative expenses includes (i) salaries, commissions and bonuses paid to sales and marketing personnel, as well as travel and promotional expenses, and (ii) salaries of administrative, executive and financial personnel, and (iii) outside professional fees.

Selling, general and administrative expenses increased 15.1% from $4.0 million in the six months ended June 30, 1997 to $4.6 million in the six months ended June 30, 1998. Of this $0.6 million increase, approximately $0.6 million of the increase related to non-salary based administrative expenses, including depreciation, travel, internal networking, advertising, and an increase in bad debt expense related to increased billings. Certain of these expenses increased due to an increase in expenses associated with the growth of the Company on a year-to-year basis.

Research and Development Costs. Research and development costs consist primarily of salaries and benefits of in-house programmers. These costs increased $0.2 million during the three months ended June 30, 1998 as compared to the three months ended June 30, 1997 due primarily to the addition of six employees since June 1997. The increase staffing was required to address a number of strategic development efforts underway during 1997 including on going efforts for CreditConnection, CreditRevue 2000, Dun & Bradstreet OneScore and CreditRevue service bureau projects. All development activities during the 1997 and 1998 periods were expensed. During the period from September 1994, the direct payroll costs of certain programmers were capitalized as software development costs. See
Note 1 to Notes to Consolidated Financial Statements in the Company's 10-K or Annual Report for the year ended December 31, 1997.

Research and development costs increased $0.4 million during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997 due primarily to staffing additions. There were no research and development expenses capitalized during 1997 or 1998.

Interest Income. Interest income decreased to $0.1 million in the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. The decrease in interest income over such periods relates primarily to interest earned on the proceeds from the Company's initial public offering.

Interest income decreased to $0.2 million in the six months ended June 30, 1998 as compared to the six month period ended June 30, 1997. The increase in interest income over such periods relates primarily to interest earned on the proceeds from the Company's initial public offering in December 1996.

YEAR 2000 COMPLIANCE

Many currently installed computer systems and software products are coded to accept or recognize only two digit entries in the date code field. These systems and software products will need to accept four digit entries to distinguish
21st century dates from 20th century dates. As a result, in less than two years, computer systems and/or software used by many companies and governmental agencies may need to be upgraded to comply with such Year 2000 requirements.

The Company has made an assessment of its solutions and believes that its solutions are Year 2000 compliant. However, the software and hardware products used by the Company's customers and certain public utilities, including telecommunications companies and electric companies, may not be Year 2000 compliant, thereby disrupting the ability of customers to utilize the Company's product. The Company is currently in the process of evaluating the Year 2000 compliance of (i) the third-party products used in its internal systems, and
(ii) the Company's major vendors. The Company anticipates that any such evaluation will be completed by [THE FIRST QUARTER OF 1999]. The Company does not believe that the costs of the evaluation of Year 2000 compliance or to address any of its Year 2000 compliance issues will be material. However, the impact of the Year 2000 issues cannot be determined at this time. The failure by certain third parties, particularly the Company's customers, to address their Year 2000 issues on a timely basis could have a material adverse effect on the Company's business, results of operations or financial condition.

LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its working capital needs, operating losses and investments in property and equipment from the net proceeds from the Company's initial public offering completed in December 1996. During the six months ended June 30, 1997, the Company consumed net cash in operating activities of $3.7 million. During the six months ended June 30, 1998, the Company consumed $4.2 million of cash in operations. The primary use of cash in operations was the reduction in accounts payable of approximately $1.8 million and an increase in accounts receivable of 0.9 million for the period ended June 30, 1997 and from the net growth of cost in excess of billings of $.7 million and the reduction of accounts payable and accrued expenses of $.6 million during the six months ended June 30, 1998.

The Company's cash used in investing activities consists principally of investments in property and equipment. During the six months ended June 30, 1997 and 1998, the Company invested a total of $1.0 and $1.1 million in property and equipment, respectively. These investments were directly attributable to the Company's growth in operations. The Company is in the process of constructing a new data center in conjunction with a move to new leased offices in the fourth quarter of 1998. It is anticipated that current cash resources and financing alternatives are adequate to meet the financing needs associated with this move.

The Company has historically relied principally on its bank line of credit and proceeds from its initial public offering completed in December 1996 for its financing needs. The Company received $22.6 million of net proceeds from its initial public offering. The Company maintains a secured bank line of credit in the amount of $1.5 million, of which there was no balance outstanding at June 30, 1998. The line of credit bears interest at the bank's prime rate per annum (9.25% at June 30, 1998). Further, the bank's line of credit requires the bank's written consent prior to, among other things, (i) the payment of cash dividends,
(ii) the Company's engagement in a substantially different business activity, or
(iii) the purchase by the Company of any interest in another enterprise or entity.

The Company currently anticipates that its available cash resources, expected cash flows from operations, and its bank line of credit will be sufficient to meet its presently anticipated working capital, capital expenditure and debt repayment requirements through 1999.

ITEM 3. CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS, FINANCIAL CONDITION AND THE MARKET PRICE OF SECURITIES.

Uncertainty of Future Results of Operations; Fluctuations in Quarterly Results of Operations. Prior growth rates in the Company's revenue and net income should not be considered indicative of future results of operations. Future results of operations will depend upon many factors, including market acceptance of new services, including the Company's CreditConnection and CreditRevue Service Bureau, the demand for the Company's products and services, the successful distribution and implementation of the Company's products and services, the successful transition from predominantly license fee-based revenue to predominantly transaction fee-based revenue, the timing of new product and service development and introductions and software enhancements by the Company or its competitors, the level of product, service and price competition, the length of the Company's sales cycle, the size and timing of individual transactions, the delay or deferral of customer implementations, the Company's success in expanding its customer support organization, direct sales force and indirect distribution channels, the nature and timing of significant marketing programs, the mix of products and services sold, the timing of new hires, the ability of the Company to timely develop and successfully market new products and services and control costs, competitive conditions in the industry and general economic conditions. In addition, the decision to implement the Company's products or services typically involves a significant commitment of customer resources and is subject to the budget cycles of the Company's customers. Licenses of CreditRevue generally reflect a relatively high amount of revenue per order. The loss or delay of individual orders, therefore, would have a significant impact on the Company's revenue and quarterly results of operations. The timing of revenue is difficult to predict because of the length and variability of the Company's sales cycle, which has ranged to date from two to 18 months from initial customer contact to the execution of a license agreement. In addition, since a substantial portion of the Company's revenue is recognized on a percentage-of-completion basis, the timing of revenue recognition for its licenses may be materially and adversely affected by delays or deferrals of customer implementations. Such delays or deferrals may also increase expenses associated with such implementations which would materially and adversely affect related operating margins. The Company's operating expenses are based in part on planned product and service introductions and anticipated revenue trends and, because a high percentage of these expenses are relatively fixed, a delay in the recognition of revenue from a limited number of transactions could cause significant variations in operating results from quarter-to-quarter and could result in operating losses. To the extent such expenses precede, or are not subsequently followed by, increased revenues, the Company's results of operations would be materially and adversely affected. As a result of these and other factors, revenues for any quarter are subject to significant variation, and the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. There can be no assurance that the Company will be profitable in any future quarter or that such fluctuations in results of operations will not result in volatility in the price of the Company's Common Stock. Due to all of the foregoing factors, it is likely that in some future quarter the Company's results of operations will be below the expectations of public market analysts and investors. In such event, the market price of the Company's Common Stock will be materially and adversely affected.

Dependence on CreditRevue Product Line. License fees, maintenance fees and third-party computer hardware sales associated with licenses and installations of CreditRevue accounted for virtually all of the Company's revenues through June 30, 1998. Although the Company has recently introduced its CreditConnection service, the Company expects that revenues generated from licenses and installations of CreditRevue will continue to account for a significant portion of the Company's revenues for the foreseeable future. The Company has introduced and is continuing to refine a new version of its CreditRevue software, referred to as CreditRevue 2000. There can be no assurance that CreditRevue 2000 will achieve market acceptance or that the Company will successfully develop, refine or market CreditRevue 2000 in a timely fashion, if at all. The failure of the Company to successfully develop, refine or market CreditRevue 2000 would have a material adverse effect on the Company's business, results or operations and financial condition. The life cycles of the Company's products and services are difficult to predict due to the effect of new product and service introductions or software enhancements by the Company or its competitors, market acceptance of new and enhanced versions of the Company's products and services, and competition in the Company's marketplace. A decline in the demand for CreditRevue, whether as a result of competition, technological change, price reductions or otherwise, would have a material adverse effect on the Company's business, results of operations and financial condition.

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

Market Acceptance of CreditConnection; Transition to Transaction-Based Revenue. The Company's CreditConnection service was commercially introduced in 1996 and the Company's CreditRevue Service Bureau service was commercially introduced through strategic alliance partner, AnyTime Access, in January, 1998. The CreditConnection service and the CreditRevue Service Bureau service (as provided by AnyTime Access and other third parties to which the Company licenses the CreditRevue Service Bureau) are projected to account for a significant portion of the Company's revenues in the future. As a result, demand and market acceptance for these services are subject to a high level of uncertainty, and the Company will be heavily dependent on their market acceptance. There can be no assurance that these services will be commercially successful. Since inception in 1996, CreditConnection has generated approximately $1.3 million in revenues. The failure of the Company to generate demand for CreditConnection or CreditRevue Service Bureau or the occurrence of any significant technological problems with such services would have a material adverse effect on the Company's business, results of operations and financial condition. Further, the CreditConnection service has taken longer to commercialize than originally anticipated. Although the Company is exploring additional distribution options to further enhance the CreditConnection service, there can be no assurance that any such channels will be available to the Company on commercially reasonable terms, or at all. The failure of the Company to successfully commercialize the CreditConnection service would have a material adverse effect on the Company's business, financial condition and results of operations. Historically, virtually all of the Company's revenues have been derived from license fees, maintenance fees and hardware sales associated with licenses and installations of CreditRevue. Under the terms of its license agreements, a majority of the Company's revenues are realized during the configuration and installation of CreditRevue. However, the Company anticipates that a significant portion of the Company's future revenues will be derived from per-usage transaction-based fees charged to credit originators and financial institutions for transactions originated from the CreditConnection and CreditRevue Service Bureau services. There can be no assurance that the Company will successfully manage the transition of a significant portion of its revenues from license-based revenue to transaction-based revenue. The failure of the Company to successfully manage the transition to a transaction-based revenue stream would have a material adverse effect on the Company's business, results of operations and financial condition.

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

Dependence on Large License Fee Contracts and Customer Concentration. A relatively small number of customers have accounted for a significant percentage of the Company's revenues. License fees for CreditRevue are based on a percentage-of-completion method on a cost-incurred basis with the final installment being paid in full upon acceptance of the Company's software. The Company receives continuing revenues on CreditRevue from annual maintenance agreements which commence upon acceptance of the software by the customer. Maintenance agreements are renewable annually by the customer, and the license agreements are generally co-terminus with the maintenance agreements. Although the Company has experienced a high degree of customer loyalty, the Company cannot predict how many maintenance agreements will be renewed or the number of years of renewal. Revenues generated by the Company's 10 largest customers accounted for 48.8% and 65.1% of total revenues in 1997 and 1996, respectively. None of the Company's customers accounted for 10% or more of total revenues in 1997 or 1996. The Company expects that a limited number of customers will continue to account for a significant percentage of revenue for the foreseeable future. The loss of any major customer or any reduction or delay in orders by any such customer, delay or deferral in configurations or enhancements by such customers or the failure of the Company to successfully market its products or services to new customers, could have a material adverse effect on the Company's business, results of operations and financial condition.

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

Future Capital Needs; Uncertainty of Additional Financing. The Company currently anticipates that its available cash resources combined with anticipated funds from operations will be sufficient to meet its presently anticipated working capital and capital expenditure requirements through 1999. Thereafter, the Company may need to raise additional funds.

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

Control by Existing Stockholders. Assuming no exercise of outstanding options, James R. DeFrancesco, the Company's President and Chief Executive Officer, and Scott L. Freiman, the Company's Executive Vice President, collectively beneficially own approximately 64% of the outstanding shares of Common Stock. As a result, these stockholders will be able to exercise control over matters requiring stockholder approval, including the election of directors, and the approval of mergers, consolidations and sales of all or substantially all of the assets of the Company. This may prevent or discourage tender offers for the Company's Common Stock unless such stockholders approve the terms.

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

             None.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

             None.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             (a) The Company's Annual Meeting of Stockholders was held on May 22, 1998.
             (b)      Not applicable
             (c)      Motions before stockholders

                     (1)     Election of Three Directors

             NAME                   VOTES FOR               VOTES AGAINST        NON VOTES    ABSTENTIONS
             ----                   ---------               -------------        ---------    -----------

             Scott L. Freiman       7,000,630                 264,042              0             0
             Miles H. Grody         7,001,630                 262,042              0             0
             Stephen X. Graham      7,002,512                 262,160              0             0


                     (2)    Ratification of Ernst & Young, LLP as Auditors

                                    VOTES FOR   VOTES AGAINST           NON VOTES    ABSTENTIONS
                                    ---------   -------------           ---------    -----------
                                    7,260,437        3,800                 0              435

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

-------------------
*Incorporated by reference to the Exhibits filed with the Company's Registration Statement on Form S-1, File NO. 333-14007.

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


                                    CREDIT MANAGEMENT SOLUTIONS, INC.
                                    ---------------------------------
                                              (Registrant)



Date: August __, 1998        /s/ James R. DeFrancesco
                             -----------------------------------------------
                                    James R. DeFrancesco
                                    President, Chief Executive Officer and
                                    Chairman of the Board of Directors
                                    (Principal Executive Officer)

Date: August __, 1998        /s/ Robert P. Vollono
                             -----------------------------------------------
                                    Robert P. Vollono
                                    Senior Vice President, Treasurer, Chief
                                    Financial Officer and Director (Principal
                                    Financial and Accounting Officer)

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