Form 10-Q
period 1998-09-30
CREDIT MANAGEMENT SOLUTIONS INC
filed 1998-11-13
CIK 1024339

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------


                                    FORM 10-Q

   (MARK ONE)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ________

                        COMMISSION FILE NUMBER    000-21735


                        CREDIT MANAGEMENT SOLUTIONS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             DELAWARE                                   52-1549401
--------------------------------------------------------------------------------
    (State or other jurisdiction            (I.R.S. Employer Identification No.)
  of incorporation or organization)

5950 SYMPHONY WOODS ROAD, COLUMBIA, MARYLAND                               21044
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code   (410) 740-1000
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,643,034 shares of the Company's Common Stock, $.01 par value, were outstanding as of November 9, 1998.

                       CREDIT MANAGEMENT SOLUTIONS, INC.

                                     INDEX

                                                                                                                              Page
                                                                                                                              ----
                                                  Part I -- Financial Information
Item 1.    Financial Statements  (unaudited)................................................................................   3

           Consolidated Balance Sheets -- September 30, 1998 and December 31, 1997..........................................   3

           Consolidated Statements of Operations -- Three Months Ended September 30, 1998
           and 1997 and Nine Months Ended September 30, 1998 and 1997.......................................................   4

           Consolidated Statements of Cash Flows --Nine Months Ended September 30,
             1998 and 1997..................................................................................................   5

           Notes to Consolidated Financial Statements.......................................................................   6

Item 2.    Management's Discussion and Analysis of
             Financial Condition and Results of Operations..................................................................   7

Item 3.    Certain Factors That May Affect Future Results,
             Financial Condition and the Market Price of Securities........................................................   12

                                                   Part II -- Other Information

Item 1.    Legal Proceedings...............................................................................................   19

Item 2.    Changes in Securities...........................................................................................   19

Item 3.    Defaults upon Senior Securities.................................................................................   19

Item 4.    Submission of Matters to a Vote of Security Holders.............................................................   19

Item 5.    Other Information...............................................................................................   19

Item 6.    Exhibits and Reports on Form 8-K................................................................................   19

           Signatures......................................................................................................   21

                        PART I -- FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                       CREDIT MANAGEMENT SOLUTIONS, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                      SEPTEMBER 30,       DECEMBER 31,
                                                                                          1998                1997
                                                                                    -----------------    ----------------
                                                                                       (unaudited)
                                                ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                            $   630,938        $20,569,300
   Investments available-for-sale                                                        10,257,570                 -
   Accounts receivable, net of allowance of  $380,861 and $194,856
     in 1998 and 1997, respectively                                                       4,606,862          3,550,927
   Costs and estimated earnings in excess of billings on uncompleted
     contracts                                                                              860,534            503,875
   Prepaid expenses and other current assets                                                395,901            463,849
   Deferred income taxes                                                                     58,513             58,513
                                                                                        -----------        -----------
Total current assets                                                                     16,810,318         25,146,464

PROPERTY AND EQUIPMENT:
   Computer equipment and software                                                        6,073,455          3,442,792
   Office furniture and equipment                                                         1,042,995            941,733
   Leasehold improvements                                                                   673,805            499,404
                                                                                        -----------        -----------
                                                                                          7,790,255          4,883,929
Accumulated depreciation and amortization                                                (2,493,513)        (1,677,138)
                                                                                        -----------        -----------
                                                                                          5,296,742          3,206,791
Software development costs, net of accumulated amortization of
   $268,374 and $178,583 in 1998 and 1997, respectively                                      89,791            179,582
Other assets                                                                                245,246            423,886
                                                                                        -----------        -----------
Total assets                                                                            $22,442,097        $28,956,723
                                                                                        ===========        ===========


                                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                                     $ 1,403,191        $ 2,225,745
   Accrued payroll and related expenses                                                   1,004,898          1,059,177
   Billings in excess of costs and estimated earnings on uncompleted
     contracts                                                                              431,477            588,522
   Deferred revenue                                                                       1,835,572          1,632,339
   Current portion of capital lease obligations                                              83,753            138,165
                                                                                        -----------        -----------
Total current liabilities                                                                 4,758,891          5,643,948

LONG-TERM DEBT:
   Capital lease obligations, less current portion                                           40,868            101,390
   Commitments and contingent liabilities                                                        -                  -
                                                                                        -----------        -----------
Total liabilities                                                                         4,799,759          5,745,338

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value; 1,000,000 shares authorized; no
     Shares issued or outstanding                                                                -                  -
   Common stock, $.01 par value; 40,000,000 shares authorized;
     7,643,034 and 7,615,510 shares issued and outstanding at
     September 30, 1998 and December 31, 1997, respectively                                  76,430             76,155
   Additional paid-in capital                                                            26,820,583         26,645,247
   Retained earnings (deficit)                                                           (9,254,675)        (3,510,017)
                                                                                        -----------        -----------
Total stockholders' equity                                                               17,642,338         23,211,385
                                                                                        -----------        -----------
Total liabilities and stockholders' equity                                              $22,442,097        $28,956,723
                                                                                        ===========        ===========

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

               CREDIT MANAGEMENT SOLUTIONS, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                   THREE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                  ---------------------------------------------------
                                                                           1998                       1997
                                                                  ------------------------   ------------------------
                                                                        (unaudited)                (unaudited)
REVENUES:
      License and software development fees                              $ 2,820,611                $ 3,131,084
      Maintenance fees                                                       998,165                    974,698
      Computer hardware sales                                                 39,988                     98,466
      Service bureau revenues                                                369,857                    179,023
                                                                         -----------                -----------
Total revenues                                                             4,228,621                  4,383,271

COSTS OF REVENUES:
      Cost of license and software development fees                        1,653,880                  1,743,541
      Cost of maintenance fees                                               216,427                    330,535
      Cost of computer hardware sales                                        103,078                    137,306
      Cost of service bureau revenues                                        880,332                    672,986
                                                                         -----------                -----------
                                                                           2,853,717                  2,884,368
                                                                         -----------                -----------
Gross Profit                                                               1,374,904                  1,498,903

OTHER OPERATING EXPENSES:
      Selling, general and administrative expenses                         2,786,886                  1,877,161
      Research and development costs                                         587,199                    682,004
                                                                         -----------                -----------
                                                                           3,374,085                  2,559,165
                                                                         -----------                -----------
Loss from operations                                                      (1,999,181)                (1,060,262)

OTHER INCOME (EXPENSE):
      Interest expense                                                        (6,497)                   (10,743)
      Interest income                                                        178,691                    301,265
      Amortization  of excess of assigned value of
        Identifiable assets over cost of an acquired

        Interest                                                                  -                          -
                                                                             172,194                    290,522
                                                                         -----------                -----------
Net loss                                                                 $(1,826,987)               $  (769,740)
                                                                         -----------                -----------


Basic and diluted loss per common share                                  $     (0.24)               $     (0.10)
                                                                         ===========                ===========

Shares used in computation                                                 7,641,278                  7,610,484
                                                                         ===========                ===========

                                                                                 NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,
                                                                  -------------------------------------------------
                                                                           1998                     1997
                                                                  ------------------------ ------------------------
                                                                        (unaudited)              (unaudited)
REVENUES:
      License and software development fees                              $ 6,996,071             $ 8,049,264
      Maintenance fees                                                     3,002,076               2,258,198
      Computer hardware sales                                                431,059                 948,155
      Service bureau revenues                                              1,177,995                 414,310
                                                                         -----------             -----------
Total revenues                                                            11,607,201              11,669,927

COSTS OF REVENUES:
      Cost of license and software development fees                        5,146,747               4,999,355
      Cost of maintenance fees                                               765,204                 586,435
      Cost of computer hardware sales                                        603,822                 863,463
      Cost of service bureau                                               2,434,346               1,341,706
                                                                         -----------             -----------
                                                                           8,950,119               7,790,959
                                                                         -----------             -----------
Gross Profit                                                               2,657,082               3,878,968

OTHER OPERATING EXPENSES:
      Selling, general and administrative expenses                         7,386,103               5,871,800
      Research and development costs                                       1,642,535               1,327,054
                                                                         -----------             -----------
                                                                           9,028,638               7,198,854
                                                                         -----------             -----------
Loss from operations                                                      (6,371,556)             (3,319,886)

OTHER INCOME (EXPENSE):
      Interest expense                                                       (23,773)                (45,372)
      Interest income                                                        653,462                 949,727
      Amortization  of excess of assigned value of
        Identifiable assets over cost of an acquired

        Interest                                                                  -                   50,792
                                                                             629,689                 955,147
                                                                         -----------             -----------
Net loss                                                                 $(5,741,867)            $(2,364,739)
                                                                         -----------             -----------


Basic and diluted loss per common share                                  $     (0.75)            $     (0.31)
                                                                         ===========             ===========

Shares used in computation                                                 7,631,999               7,591,299
                                                                         ===========             ===========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                CREDIT MANAGEMENT SOLUTIONS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            NINE MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                          ----------------------------------------------------
                                                                                      1998                    1997
                                                                          ----------------------------------------------------
                                                                                   (unaudited)            (unaudited)
OPERATING ACTIVITIES:
Net loss                                                                           ($5,741,867)           ($2,364,739)
ADJUSTMENTS:
      Depreciation                                                                     823,929                413,309
      Amortization of excess of assigned value of
        Identifiable assets over cost of an acquired interest                                -                (50,792)
      Amortization of software development costs                                        89,791                 89,791
      Amortization of discount on debt securities included
        in interest income                                                             (63,349)                     -
      Gain on disposal of property and equipment                                       (13,906)                (6,431)
CHANGES IN OPERATING ASSETS AND LIABILITIES:
      Accounts receivable, net                                                      (1,055,935)              (969,227)
      Prepaid expenses and other current assets                                         67,948                270,182
      Accounts payable                                                                (822,554)            (1,694,524)
      Accrued payroll and related expenses                                             (54,279)              (185,364)
      Net billings in excess of costs and estimated
        gross profit on uncompleted contracts                                         (513,704)              (278,893)
      Deferred revenue                                                                 203,233                439,625
      Accrued interest on stockholders loans                                                 -                  6,025
                                                                                  ------------            -----------
NET CASH USED IN OPERATING ACTIVITIES                                               (7,080,693)            (4,331,038)

INVESTING ACTIVITIES:
      Purchase of investments available-for-sale                                   (10,197,012)                     -
      Proceeds from sale of property and equipment                                      50,201                  7,995
      Purchase of property and equipment                                            (2,771,535)            (1,652,058)
                                                                                  ------------            -----------
NET CASH USED IN INVESTING ACTIVITIES                                              (12,918,346)            (1,644,063)

FINANCING ACTIVITIES:
      Repayments of stockholder loans                                                        -               (235,538)
      Payments under capital lease obligations                                        (114,934)              (178,796)
      Repayments of long-term debt                                                           -                (11,692)
      Proceeds from exercise of stock options                                           62,640                      -
      Proceeds from issuance of common stock                                           112,971              4,258,318
      Other                                                                                  -                 50,413
                                                                                  ------------            -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                               60,677              3,882,705
                                                                                  ------------            -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                            (19,938,362)            (2,092,396)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                    20,569,300             23,501,633
                                                                                  ------------            -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $    630,938            $21,409,237
                                                                                  ============            ===========


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                CREDIT MANAGEMENT SOLUTIONS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.      BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Consolidated results of operations for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

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

NOTE 3.      LOSS PER SHARE

The following table summarizes the computations of loss per share:


                                                                THREE MONTHS ENDED                NINE MONTHS ENDED
                                                         --------------------------------  -------------------------------
                                                         SEPTEMBER 30,      SEPTEMBER 30,  SEPTEMBER 30,      SEPTEMBER 30,
Numerator for basic and diluted loss per common share:        1998               1997           1998               1997
                                                         -------------      -------------  -------------      -------------

Net loss                                                 $ (1,826,987)      $  (769,740)   $  (5,741,867)     $ (2,364,739)
                                                         ------------       -----------    -------------      ------------



Denominator:

Denominator for basic and diluted loss per common
Share - weighted-average shares                             7,641,278         7,610,484        7,631,999         7,591,299
                                                         ------------       -----------    -------------      ------------



Basic and diluted loss per common share                  $      (0.24)      $     (0.10)   $       (0.75)     $      (0.31)
                                                         ------------       -----------    -------------      ------------


Dilutive loss per common share is equal to basic loss per common share because if potentially dilutive securities were included in the computations, the results would be anti-dilutive.

NOTE 4.      COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Uncompleted contracts consist of the following components:

                                                                     BALANCE SHEET CAPTION
                                              ----------------------------------------------------------
                                                  COSTS AND ESTIMATED              BILLINGS IN EXCESS
                                                  EARNINGS IN EXCESS                  OF COSTS AND
                                                      OF BILLINGS                  ESTIMATED EARNINGS             TOTAL
                                              ----------------------------------------------------------------------------
December 31, 1997:
     Cost and estimated earnings                       $3,899,095                      $  272,953               $4,172,048
     Billings                                           3,395,220                         861,475                4,256,695
                                                       ----------                      ----------               ----------
                                                       $  503,875                      $ (588,522)              $  (84,647)
                                                       ==========                      ==========               ==========
September 30, 1998:
     Costs and estimated earnings                      $2,877,686                      $  628,509               $3,506,195
     Billings                                           2,017,152                       1,059,986                3,077,138
                                                       ----------                      ----------               ----------
                                                       $  860,534                      $ (431,477)              $  429,057
                                                       ==========                      ==========               ==========

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

OVERVIEW

The Company was incorporated in 1987 to commercialize an automated credit processing system developed by James R. DeFrancesco, the Company's Chairman and Chief Executive Officer, and Scott L. Freiman, the Company's Executive Vice President, while they were employed by American Financial Corporation ("AFC"), an automobile finance servicing company owned by Mr. DeFrancesco. AFC was acquired in October 1987 by Perpetual Savings Bank, FSB. Mr. DeFrancesco and Mr. Freiman retained ownership of AFC's credit processing software which formed the basis for CreditRevue. CreditRevue was initially released in 1988. Since its initial release, the Company has continually enhanced CreditRevue in response to the needs of its customers. CreditConnection became commercially available in July 1996. The OneScore(TM) service, developed in conjunction with Dun & Bradstreet, was the Company's initial Service Bureau offering and was introduced in October 1997. The Company is introducing additional service bureau product offerings including Batch OneScore (referred to as Dun & Bradstreet OneScore), Portfolio Moritoring and a service bureau version of its CreditRevue software

License fees for CreditRevue are recognized based on a percentage-of-completion method, measured generally on a cost-incurred basis. The Company typically charges a nonrefundable fee of 25% of the preliminary estimate of the total license fee to develop an analysis of the customer's credit operations and a plan for the configuration and implementation of CreditRevue according to the customer's requirements. Costs consist primarily of direct labor and temporary contract labor. Contracts in progress are reviewed periodically, and revenues and earnings are adjusted based on revisions in contract value and estimated time to completion. The Company has introduced and is continuing to refine a new version of its CreditRevue software, referred to as CreditRevue 2000. This new version of CreditRevue has been redesigned to be more easily configured and deployed. CreditRevue 2000 will be licensed and delivered to service bureau clients. The Company recognizes revenue for maintenance fees pro rata over the term of the related agreement, which is generally one year. Maintenance fees received in advance of revenue recognition are included in deferred revenue. In addition, as a convenience to its customers, the Company offers third-party computer hardware through various reseller arrangements.

However, neither third-party hardware nor third-party software sales are a focus of the Company's overall marketing strategy. For the nine months ended September 30, 1997 and September 30, 1998, revenues from third-party hardware and software sales accounted for 11.0% and 4.0% of total revenues, respectively. Revenues from resales of third-party computer hardware and software are recognized at the time of shipment and installation.

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

As of September 30, 1998, the Company had 16 employees in its sales and marketing organization. The Company intends to hire a significant number of additional sales and marketing personnel in the future to help the Company expand its market presence. Competition for such personnel is intense, and there can be no assurance that the Company can retain its existing sales personnel or that it can attract, assimilate or retain additional highly qualified sales persons in the future. If the Company is unable to hire such personnel on a timely basis, the Company's business, results of operations and financial condition could be materially and adversely affected.

RESULTS OF OPERATIONS

Total Revenues. Total revenues decreased 3.5% from $4.4 million in the three months ended September 30, 1997 to $4.2 million in the three months ended September 30, 1998. The Company's revenues are derived from four sources: license and software development fees, maintenance fees, computer hardware sales and service bureau related sources including Credit Connection service fees, CreditRevue service bureau operations and Dun & Bradstreet related revenues.

Total revenues decreased 0.5% from $11.7 million in the nine months ended September 30, 1997 to $11.6 million in the nine months ended September 30, 1998.

License and Software Development Fees. CreditRevue has accounted for substantially all of the Company's license and software development fee revenue through September 30, 1998. License and software development fees decreased 9.9% from $3.1 million in the three months ended September 30, 1997 to $2.8 million in the three months ended September 30, 1998. The decrease during this most recent period resulted primarily from delays in obtaining new CreditRevue clients.

License and software development fees decreased 13.1% from $8.0 million in the nine months ended September 30, 1997 to $7.0 million in the nine months ended September 30, 1998. This decrease is also related to the timing of new contract signings on a year-to-year basis. License and software development fees declined during the nine month period ended September 30, 1998, as a result of fewer new contracts during the early part of 1998.

Maintenance Fees. Maintenance fees include fees from software maintenance agreements. Maintenance fees increased 2.4% from $1.0 million in the three months ended September 30, 1997 to $1.0 million in the three months ended September 30, 1998. Maintenance fees increased 32.9% from $2.3 million in the nine months ended September 30, 1997 to $3.0 million in the nine months ended September 30, 1998. The growth in these revenues during these periods was the result of increased maintenance fees associated with the increased number of licenses of CreditRevue outstanding during such periods.

Computer Hardware Sales. Computer hardware sales revenue decreased 59.4% from $98,000 in the three months ended September 30, 1997 to $40,000 in the three months ended September 30, 1998. Computer hardware sales revenue decreased 54.5% from $0.9 million in the nine months ended September 30, 1997 to $0.4 million in the nine months ended September 30, 1998. Computer hardware sales revenue consists of revenues received from resales of third-party hardware in connection with the license and installation of the Company's software or sales of additional third-party hardware to existing customers. The fluctuation of such revenues during these periods is the result of customer purchase preferences for computer hardware systems. In certain instances, CreditRevue customers have volume discount arrangements with hardware resellers making them eligible for discounts greater than those offered by the Company.

Service Bureau Fees. Service Bureau revenues originate from several sources including: CreditConnection transaction and interface fees, Dun & Bradstreet OneScore, Portfolio Management transaction and implementation fees and CreditRevue Service Bureau. Total Service Bureau revenues increased 106.6% from $179,000 in the three months ended September 30, 1997 to $370,000 in the three months ended September 30, 1998. The CreditConnection service was commercially released in 1996 and generated $293,000 of revenue for the three months ended September 30, 1998 compared to $179,000 for the three months ended September 30, 1997, an increase of 63.9%. Dun & Bradstreet OneScore was commercially released in the fourth quarter of 1997, Portfolio Monitoring and CreditRevue Service Bureau were commercially released in the first quarter of 1998. These Service Bureau products account for aggregate revenue of $76,000 in the quarter ended September 30, 1998 and $273,000 for the nine months ended September 30, 1998.

Total Service Bureau revenues increased 184.3% from $0.4 million in the nine months ended September 30, 1997 to $1.2 million in the nine months ended September 30, 1998, principally from increases in CreditConnection revenues.

Cost of License and Software Development Fees. Cost of license and software development fees consist primarily of salaries and benefits and allocations of office space expense for in-house programmers and the cost of temporary contract labor. Cost of license and software development fees decreased 5.1% from $1.7 million in the three months ended September 30, 1997 to $1.7 million in the three months ended September 30, 1998. As a percentage of license fee and software development fee revenue, cost of license and software development fees were 55.7% and 58.6% in the three months ended September 30, 1997 and 1998, respectively. Although cost of license and software development fee revenue declined on a quarter to quarter basis, these costs increased as a percent of corresponding revenues. The increase in cost of license and software fees as a percentage of license and software development fees over these periods is related to: (1) the fluctuation in the Company's quarterly revenues; and (2) hourly labor costs associated with temporary contractors during periods in which the Company experienced increased demand for its products. The Company's cost to deploy software licenses and related services is relatively fixed, which may result in periods where costs exceed revenues in periods which experience revenue fluctuation. With respect to temporary contractors, the Company's costs on a full-time equivalent basis for these contractors is generally twice the amount incurred by the Company for its in-house technical personnel.

Cost of license and software development fees increased 2.9% from $5.0 million in the nine months ended September 30, 1997 to $5.1 million in the nine months ended September 30, 1998. As a percentage of license fee and software development fee revenue, cost of license and software development fees were 62.1% and 73.6% in the nine months ended September 30, 1997 and 1998, respectively. This percentage increase was caused by fixed costs associated with declining revenues.

Costs of Maintenance Fees. Cost of maintenance fees consists primarily of personnel and related costs for customer maintenance and support. Cost of maintenance fees decreased 34.5% from $0.3 million in the three months ended September 30, 1997 to $0.2 million in the three months ended September 30, 1998. As a percentage of maintenance fee revenue, cost of maintenance fees was 33.9% and 21.7% in the three months ended September 30, 1997 and 1998, respectively. The fluctuation in the percentage of cost of maintenance fees to maintenance fee revenues in 1997 and 1998 results from incremental increases in revenues relative to staffing for maintenance personnel. Staffing utilization efficiencies will vary based on the timing and training of additions to maintenance staff personnel and the timing of additional maintenance contract sales. Additionally, the cost of maintenance for third-party software that is resold is included in cost of maintenance fees for the period ended September 30, 1998.

Cost of maintenance fees increased 30.5% from $0.6 million in the nine months ended September 30, 1997 to $0.8 million in the nine months ended September 30, 1998. As a percentage of maintenance fee revenue, cost of maintenance fees was 26.0% and 25.5% in the nine months ended September 30, 1997 and 1998, respectively.

Cost of Computer Hardware Sales. Cost of computer hardware sales consists of (i) the Company's cost of computer hardware resold to the Company's customers that are licensing CreditRevue and (ii) salaries and benefits for systems integration employees. Cost of computer hardware sales decreased 24.9% from $137,000 in the three months ended September 30, 1997 to $103,000 in the three months ended September 30, 1998. As a percentage of computer hardware sales revenue, cost of computer hardware sales was 139.4% and 257.8% in the three months ended September 30, 1997 and 1998, respectively. The increase in the cost of computer hardware sales as a percent of revenue is the result of lower hardware revenues, while fixed expenses, primarily personnel-related in nature, remained constant during the same period.

As a result of lower hardware sales during the period, cost of computer hardware sales decreased 30.1% from $0.9 million in the nine months ended September 30, 1997 to $0.6 million in the nine months ended September 30, 1998. As a percentage of computer hardware sales revenue, cost of computer hardware sales was 91.1% and 140.1% in the nine months ended September 30, 1997 and the nine months ended September 30, 1998, respectively. The fixed costs associated with personnel on staff to facilitate hardware sales will cause costs to exceed revenues with periods of lower revenues. The Company's margin on computer hardware sales fluctuates based on changes in product sales mix, volume discounts to significant customers, and negotiated mark-ups with customers.

Cost of Service Bureau Revenues. Of the three primary sources of service bureau revenues; CreditConnection, Dun & Bradstreet OneScore and CreditRevue service bureau, only CreditConnection was operational in both 1997 and 1998. Cost of service bureau revenues consist primarily of personnel costs associated with the operation and support of the service bureau. Other costs of service bureau revenues include equipment rental expenses, communications network costs from third-parties and hardware and software pass through expenses. Service bureau costs for the three months ended September 30, 1997 and 1998 were $0.9 million and $0.7 million, respectively. Cost of service bureau revenues during the three months ended September 30, 1997 and 1998 exceeded service bureau revenues because of start-up costs associated with establishing these new service bureau offerings. Dun & Bradstreet OneScore was commercially introduced in the fourth quarter of 1997. As these new services continue to gain market acceptance, corresponding costs of service bureau fees are expected to decrease as a percent of service bureau revenues.

Cost of service bureau revenue increased 81.4% from $1.3 million in the nine months ended September 30, 1997 to $2.4 million in the nine months ended September 30, 1998. As a percentage of service bureau revenue, cost of service bureau was 323.4% and 206.7% in the nine months ended September 30, 1997 and 1998, respectively.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 48.5% from $1.9 million in the three months ended September 30, 1997 to $2.8 million in the three months ended September 30, 1998. Of this $0.9 million increase, approximately one-half relates to increases in administrative expenses associated with filling several senior management positions. The balance of approximately $0.4 million relates to non-salary administrative expenses, including depreciation and sales and marketing expenses. Selling, general and administrative expenses includes (i) salaries, commissions and bonuses paid to sales and marketing personnel, as well as travel and promotional expenses, (ii) salaries of administrative, executive and financial personnel, and (iii) outside professional fees.

Selling, general and administrative expenses increased 25.8% from $5.9 million in the nine months ended September 30, 1997 to $7.4 million in the nine months ended September 30, 1998. Of this $1.5 million increase, approximately $0.9 million was related to non-salary based administrative expenses, including depreciation, travel, internal networking, advertising, and an increase in bad debt expense related to increased billings. The remainder of the increase of approximately $0.5 million is associated with filling several senior management positions. Certain of these expenses increased due to an increase in expenses associated with the growth of the Company on a year to year basis.

Research and Development Costs. Research and development costs consist primarily of salaries and benefits of in-house programmers. These costs decreased $0.1 million during the three months ended September 30, 1998 as compared to the three months ended September 30, 1997 due primarily to the limited use of higher cost outside contractors. All development activities during the 1997 and 1998 periods were expensed.

Research and development costs increased $0.3 million during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997 due primarily to staffing additions. The increased staffing was required to address a number of strategic development efforts including
CreditConnection, CreditRevue 2000, and Dun & Bradstreet OneScore Portfolio Monitoring Services. There were no research and development expenses capitalized during 1997 or 1998.

Interest Income. Interest income decreased $0.1 million in the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. The decrease in interest income over such periods relates primarily to lower cash and investment balances resulting from operating losses and capital expenditures.

Interest income decreased $0.3 million in the nine months ended September 30, 1998 as compared to the nine month period ended September 30, 1997.

Year 2000 Compliance

YEAR 2000 ISSUE. The Year 2000 issue is a result of computer programs or systems which store or process date-related information using only two digits to represent the year. These programs or systems may not be able to properly distinguish between a year in the 1900's and a year in the 2000's. Failure of these programs or systems to distinguish between the two centuries could cause the programs and or systems to yield erroneous results or even to fail.

STATE OF READINESS. The Company recognizes the significance of the year 2000 issue and has implemented a formal year 2000 program to minimize the impact of the year 2000 on the Company and its customers ("Year 2000 Program"). The Year 2000 Program addresses both information technology ("IT") and non-IT systems, for systems used by the Company as well as those provided by the Company to its customers. The Year 2000 Program is being implemented by a Year 2000 Team which includes members from all levels of management and all functional areas of the Company. Individual members of the Year 2000 Team communicate daily with respect to year 2000 issues. The Year 2000 Team meets as a group on a regular basis, and subgroups of the Team meet as needed to address specific issues.

The Company is using employees of the Company to identify and address year 2000 issues. The Year 2000 Program involves six basic stages: (1) inventory of all potentially affected software products and software-related services, (2) analysis of such products and services to identify any areas that require change or replacement, (3) change or replacement of the identified areas, (4) testing,
(5) implementation of the changes or replacements, and (6) contingency plans. Because the Company is not only a user of software products and software-related services, but also provides software products and software-related services to its customers, the Company's Year 2000 Program addresses both software products and software-related services used by the Company and those provided by the Company to its customers.

While different areas of the Company's Year 2000 Program are currently at different stages, the Company has given priority to software products and software-related services that it provides to its customers. Analysis, remediation, testing and implementation for approximately 40% of the products and services provided to the Company's customers had been completed as of September 30, 1998. The Company plans to substantially complete implementation of any necessary changes and replacements to software products and software-related services used and provided by the Company by the end of the first quarter of 1999. Many of the Company's customers are financial institutions regulated by the FDIC, the Federal Reserve, the OCC and other federal financial institution regulators. With respect to software products and software-related services provided to these customers, the Company intends to complete its implementation of any necessary changes and replacements so that these customers will be able meet the guidelines imposed by such federal regulators. The Company is also implementing procedures to ensure that any future software products and software-related services, as well as enhancements to existing software products and software-related services, are developed in accordance with the Company's year 2000 coding standards.

In the course of its business, the Company uses certain software products provided by third-parties, and certain of the Company's products and services interface to third-party systems. In cases where a third-party has provided year 2000 interface specifications, the Company is in the process of developing, testing and implementing new interface code to comply with those specifications. The Company has received information from various other third-party providers regarding the year 2000 readiness of their products and is in the process of reviewing such information. The Company is also sending requests to other third-parties for information regarding the year 2000 readiness of their products and systems. As the Company does not have any control over these third-parties, the Company cannot guarantee that such third-party products and systems will not suffer any adverse effects due to the year 2000.

COSTS. As of September 30, 1998, the Company has not incurred material expenses in connection with its Year 2000 Program. All expenses to date have been associated with the opportunity cost of time spent by employees of the Company on the Year 2000 Program, particularly on the analysis, development, testing and implementation relating to software products and software-related services provided to customers. The Company estimates that the aggragate opportunity cost incurred as of September 30, 1998 is approximately $100,000. To complete the Year 2000 Program, in addition to the opportunity costs of employees' time, the Company may also need to purchase replacement products. The Company has not yet determined its projected costs of the entire Year 2000 Program.

RISKS. If a product or service provided by the Company is found to cause damage or injury to a customer of the Company due to a failure of such product or service to operate without any adverse effect due to date related processing associated with the year 2000, the Company could be liable to such customer for a breach of warranty, depending on the specific contractual arrangement between the Company and such customer. Although the Company's contractual arrangement with each of its customers generally limits the Company's liability to such customer, the Company cannot accurately predict whether or to what extent any legal claims will be brought against the Company, or whether the Company will otherwise be adversely affected by such claims.

In addition, a failure by the Company to make its products year 2000 compliant could result in a decrease in sales of the Company's products and services, delays in the development of other of the Company's products and services, an increase in the costs associated with year 2000 remediation, and an increase in litigation costs. The year 2000 issue may also have an indirect effect on the Company's business and operations to the extent that potential customers of the Company may be using significant resources to address year 2000 issues, and therefore may have fewer resources to evaluate and purchase other products and services such as the products and services offered by the Company, which could have a material adverse effect on the Company's business, general condition and results of operation. If a material third-party product or system which the Company uses or interfaces to fails to operate properly due to the year 2000, such failure could have a material adverse effect on the Company's business, financial condition and results of operations.

CONTINGENCY PLANS. The Company will have a dedicated year 2000 support staff which will be prepared to address year 2000 issues. The Company is currently in the process of developing additional contingency plans which will be implemented if necessary. The Company expects to complete development of the contingency plans by the end of the first quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its working capital needs, operating losses and investments in property and equipment from the net proceeds from the Company's initial public offering completed in December 1996. During the nine months ended September 30, 1998, the Company consumed $7.1 million of cash in operations. Of the $7.1 million of cash used in operations, $5.7 million was consumed by net operating losses. Additionally, during the nine month period accounts receivable grew by approximately $1.1 million, and accounts payable declined by approximately $0.8 million. The increase in receivables tends to be cyclical relative to contract signings and relates to the increased billing activity in the third quarter.

The Company's cash used in investing activities, other than for short-term investments, consists principally of investments in property and equipment. During the nine months ended September 30, 1997 and 1998, the Company invested a total of $1.7 and $2.8 million in property and equipment, respectively. These investments were directly attributable to the Company's growth in operations. The Company is in the process of constructing a new data center in conjunction with a move to new leased offices in the fourth quarter of 1998. It is anticipated that current cash resources and financing alternatives are adequate to meet the financing needs associated with this move.

In conjunction with the fourth quarter office relocation, the Company will be attempting to sublease, for a three year term, approximately 25,000 square feet of office space which it currently occupies. While the Company is confident it can sublease this space in favorable terms, and is actively engaged in this process, there can be no assurance that the Company will succeed with its efforts in a timely fashion. The maximum financial exposure, should the Company fail to sublease any space during the three year period is approximately $2 million.

The Company has historically relied principally on its bank line of credit and proceeds from its initial public offering completed in December 1996 for its financing needs. The Company received $22.6 million of net proceeds from its initial public offering. The Company maintains a secured bank line of credit in the amount of $1.5 million, of which there was no balance outstanding at September 30, 1998. The line of credit bears interest at the bank's prime rate per annum (8.5% at September 30, 1998). Further, the bank's line of credit requires the bank's written consent prior to, among other things, (i) the payment of cash dividends, (ii) the Company's engagement in a substantially different business activity, or (iii) the purchase by the Company of any interest in another enterprise or entity

The Company currently anticipates that its available cash resources, expected cash flows from operations, and its bank line of credit will be sufficient to meet its presently anticipated working capital, capital expenditure and debt repayment requirements through 1999.

ITEM 3. CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS, FINANCIAL CONDITION AND THE MARKET PRICE OF SECURITIES.

Uncertainty of Future Results of Operations; Fluctuations in Quarterly Results of Operations. Prior growth rates in the Company's revenue and net income should not be considered indicative of future results of operations. Future results of operations will depend upon many factors, including market acceptance of new services, including the Company's CreditConnection and CreditRevue Service Bureau Service, the demand for the Company's products and services, the successful distribution and implementation of the Company's products and services, the successful transition from predominantly license fee-based revenue to predominantly transaction fee-based revenue, the timing of new product and service development and introductions and software enhancements by the Company or its competitors, the level of product, service and price competition, the length of the Company's sales cycle, the size and timing of individual transactions, the delay or deferral of customer implementations, the Company's success in expanding its customer support organization, direct sales force and indirect distribution channels, the nature and timing of significant marketing programs, the mix of products and services sold, the timing of new hires, the ability of the Company to timely develop and successfully market new products and services and control costs, competitive conditions in the industry and general economic conditions. In addition, the decision to implement the Company's products or services typically involves a significant commitment of customer resources and is subject to the budget cycles of the Company's customers. Licenses of CreditRevue generally reflect a relatively high amount of revenue per order. The loss or delay of individual orders, therefore, would have a significant impact on the Company's revenue and quarterly results of operations. The timing of revenue is difficult to predict because of the length and variability of the Company's sales cycle, which has ranged to date from two to 18 months from initial customer contact to the execution of a license agreement. In addition, since a substantial portion of the Company's revenue is recognized on a percentage-of-completion basis, the timing of revenue recognition for its licenses may be materially and adversely affected by delays or deferrals of customer implementations. Such delays or deferrals may also increase expenses associated with such implementations which would materially and adversely affect related operating margins. The Company's operating expenses are based in part on planned product and service introductions and anticipated revenue trends and, because a high percentage of these expenses are relatively fixed, a delay in the recognition of revenue from a limited number of transactions could cause significant variations in operating results from quarter-to-quarter and could result in operating losses. To the extent such expenses precede, or are not subsequently followed by, increased revenues, the Company's results of operations would be materially and adversely affected. As a result of these and other factors, revenues for any quarter are subject to significant variation, and the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. There can be no assurance that the Company will be profitable in any future quarter or that such fluctuations in results of operations will not result in volatility in the price of the Company's Common Stock. Due to all of the foregoing factors, it is likely that in some future quarter the Company's results of operations will be below the expectations of public market analysts and investors. In such event, the market price of the Company's Common Stock will be materially and adversely affected.

Dependence on CreditRevue Product Line. License fees, maintenance fees and third-party computer hardware sales associated with licenses and installations of CreditRevue accounted for the majority of the Company's revenues through September 30, 1998. Although the Company has introduced its CreditConnection service, the Company expects that revenues generated from licenses and installations of CreditRevue will continue to account for a significant portion of the Company's revenues for the foreseeable future. The Company has introduced and is continuing to refine a new version of its CreditRevue software, referred to as CreditRevue 2000. This new version of CreditRevue is initially targeted towards the service bureau market. There can be no assurance that CreditRevue 2000 will achieve market acceptance or that the Company will successfully develop, refine or market CreditRevue 2000 in a timely fashion, if at all. The failure of the Company to successfully develop, refine or market CreditRevue 2000 would have a material adverse effect on the Company's business, results of operations and financial condition. The life cycles of the Company's products and services are difficult to predict due to the effect of new product and service introductions or software enhancements by the Company or its competitors, market acceptance of new and enhanced versions of the Company's products and services, and competition in the Company's marketplace. A decline in the demand for CreditRevue, whether as a result of competition, technological change, price reductions or otherwise, would have a material adverse effect on the Company's business, results of operations and financial condition.

Lengthy Sales and Implementation Cycle. The licensing of the Company's software products and sales of its services is often an enterprise-wide decision by prospective customers and generally requires the Company to provide a significant level of education to prospective customers regarding the use and benefits of the Company's products and services. In addition, the implementation of the Company's software products involves a significant commitment of resources by prospective customers and is commonly accompanied by substantial reengineering efforts and a review of the customer's credit analysis, decisioning and funding processes. The cost to the customer of the Company's products and services is typically only a portion of the related hardware, software, development, training and integration costs associated with implementing a large-scale automated credit origination information system. For these and other reasons, the period between initial customer contact and the implementation of the Company's products is often lengthy (ranging from between two and 18 months) and is subject to a number of significant delays over which the Company has little or no control. The Company's implementation cycle could be lengthened by increases in the size and complexity of its license transactions and by delays or deferrals in its customers' implementation of appropriate interfaces and networking capabilities. Delays in the sale or implementation of a limited number of license transactions could have a material adverse effect on the Company's business, results of operations and financial condition and cause the Company's results of operations to vary significantly from quarter to quarter.

Market Acceptance of CreditConnection; Transition to Transaction-Based Revenue. The Company's CreditConnection service was commercially introduced in 1996 and the Company's CreditRevue Service Bureau service was commercially introduced through strategic alliance partner, AnyTime Access, in January, 1998. The CreditConnection service and the CreditRevue Service Bureau service (as provided by AnyTime Access and other third parties to which the Company licenses the CreditRevue Service Bureau) are projected to account for a significant portion of the Company's revenues in the future. As demand and market acceptance for these services are subject to a high level of uncertainty, the Company will be heavily dependent on their market acceptance. There can be no assurance that these services will be commercially successful. Since inception in 1996, CreditConnection has generated approximately $1.6 million in revenues. The failure of the Company to generate demand for CreditConnection or CreditRevue Service Bureau or the occurrence of any significant technological problems with such services would have a material adverse effect on the Company's business, results of operations and financial condition. Further, the market acceptance of the CreditConnection service has taken longer than originally anticipated. Although the Company is exploring additional distribution options, including staffing a direct sales force, to further enhance the CreditConnection service, there can be no assurance that any such channels will be available to the Company on commercially reasonable terms, or at all. The failure of the Company to successfully commercialize the CreditConnection service would have a material adverse effect on the Company's business, financial condition and results of operations. Historically, virtually all of the Company's revenues have been derived from license fees, maintenance fees and hardware sales associated with licenses and installations of CreditRevue. Under the terms of its license agreements, a majority of the Company's revenues are realized during the configuration and installation of CreditRevue. However, the Company anticipates that a significant portion of the Company's future revenues will be derived from per-usage transaction-based fees charged to credit originators and financial institutions for transactions originated from the CreditConnection and CreditRevue Service Bureau services. There can be no assurance that the Company will successfully manage the transition of a significant portion of its revenues from license-based revenue to transaction-based revenue. The failure of the Company to successfully manage the transition to a transaction-based revenue stream would have a material adverse effect on the Company's business, results of operations and financial condition.

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

Dependence on Key Personnel. The Company's future performance depends in significant part upon the continued service of its key technical, sales and senior management personnel, particularly James R. DeFrancesco, Chairman and Chief Executive Officer, Peter M. Leger, President and Chief Operating Officer, and Scott L. Freiman, Executive Vice President. The Company has obtained key-person life insurance on the lives of each of Messrs. DeFrancesco and Freiman. The loss of the services of one or more of the Company's executive officers could have a material adverse effect on the Company's business, results of operations and financial condition. The Company retains its key employees through the use of equity incentive programs, including stock option plans, employee stock purchase plans, and competitive compensation packages. The Company has no employment agreements and does not intend to enter into any such agreements in the foreseeable future. The Company's future success also depends on its continuing ability to attract and retain highly qualified technical, customer support, sales and managerial personnel. In particular, the Company has encountered difficulties in hiring sufficient numbers of programmers and technical personnel. Competition for qualified personnel is intense, and there can be no assurance that the Company will be able to retain its key technical, sales and managerial employees or that it can attract, assimilate or retain other highly qualified technical, sales and managerial personnel in the future.

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

Year 2000 Compliance

YEAR 2000 ISSUE. The Year 2000 issue is a result of computer programs or systems which store or process date-related information using only two digits to represent the year. These programs or systems may not be able to properly distinguish between a year in the 1900's and a year in the 2000's. Failure of these programs or systems to distinguish between the two centuries could cause the programs and or systems to yield erroneous results or even to fail.

STATE OF READINESS. The Company recognizes the significance of the year 2000 issue and has implemented a formal year 2000 program to minimize the impact of the year 2000 on the Company and its customers ("Year 2000 Program"). The Year 2000 Program addresses both information technology ("IT") and non-IT systems, for systems used by the Company as well as those provided by the Company to its customers. The Year 2000 Program is being implemented by a Year 2000 Team which includes members from all levels of management and all functional areas of the Company. Individual members of the Year 2000 Team communicate daily with respect to year 2000 issues. The Year 2000 Team meets as a group on a regular basis, and subgroups of the Team meet as needed to address specific issues.

The Company is using employees of the Company to identify and address year 2000 issues. The Year 2000 Program involves six basic stages: (1) inventory of all potentially affected software products and software-related services, (2) analysis of such products and services to identify any areas that require change or replacement, (3) change or replacement of the identified areas, (4) testing,
(5) implementation of the changes or replacements, and (6) contingency plans. Because the Company is not only a user of software products and software-related services, but also provides software products and software-related services to its customers, the Company's Year 2000 Program addresses both software products and software-related services used by the Company and those provided by the Company to its customers.

While different areas of the Company's Year 2000 Program are currently at different stages, the Company has given priority to software products and software-related services that it provides to its customers. Analysis, remediation, testing and implementation for approximately 40% of the products and services provided to the Company's customers had been completed as of September 30, 1998. The Company plans to substantially complete implementation of any necessary changes and replacements to software products and software-related services used and provided by the Company by the end of the first quarter of 1999. Many of the Company's customers are financial institutions regulated by the FDIC, the Federal Reserve, the OCC and other federal financial institution regulators. With respect to software products and software-related services provided to these customers, the Company intends to complete its implementation of any necessary changes and replacements so that these customers will be able meet the guidelines imposed by such federal regulators. The Company is also implementing procedures to ensure that any future software products and software-related services, as well as enhancements to existing software products and software-related services, are developed in accordance with the Company's year 2000 coding standards.

In the course of its business, the Company uses certain software products provided by third parties, and certain of the Company's products and services interface to third party systems. In cases where a third party has provided year 2000 interface specifications, the Company is in the process of developing, testing and implementing new interface code to comply with those specifications. The Company has received information from various other third party providers regarding the year 2000 readiness of their products and is in the process of reviewing such information. The Company is also sending requests to other third parties for information regarding the year 2000 readiness of their products and systems. As the Company does not have any control over these third parties, the Company cannot guarantee that such third party products and systems will not suffer any adverse effects due to the year 2000.

COSTS. As of September 30, 1998, the Company has not incurred material expenses in connection with its Year 2000 Program. All expenses to date have been associated with the opportunity cost of time spent by employees of the Company on the Year 2000 Program, particularly on the analysis, development, testing and implementation relating to software products and software-related services provided to customers. The Company estimates that the aggragate opportunity cost incurred as of September 30, 1998 is approximately $100,000. To complete the Year 2000 Program, in addition to the opportunity costs of employees' time, the Company may also need to purchase replacement products. The Company has not yet determined its projected costs of the entire Year 2000 Program.

RISKS. If a product or service provided by the Company is found to cause damage or injury to a customer of the Company due to a failure of such product or service to operate without any adverse effect due to date related processing associated with the year 2000, the Company could be liable to such customer for a breach of warranty, depending on the specific contractual arrangement between the Company and such customer. Although the Company's contractual arrangement with each of its customers generally limits the Company's liability to such customer, the Company cannot accurately predict whether or to what extent any legal claims will be brought against the Company, or whether the Company will otherwise be adversely affected by such claims.

In addition, a failure by the Company to make its products year 2000 compliant could result in a decrease in sales of the Company's products and services, delays in the development of other of the Company's products and services, an increase in the costs associated with year 2000 remediation, and an increase in litigation costs. The year 2000 issue may also have an indirect effect on the Company's business and operations to the extent that potential customers of the Company may be using significant resources to address year 2000 issues, and therefore may have fewer resources to evaluate and purchase other products and services such as the products and services offered by the Company, which could have a material adverse effect on the Company's business, general condition and results of operation. If a material third party product or system which the Company uses or interfaces to fails to operate properly due to the year 2000, such failure could have a material adverse effect on the Company's business, financial condition and results of operations.

CONTINGENCY PLANS. The Company will have a dedicated year 2000 support staff which will be prepared to address year 2000 issues. The Company is currently in the process of developing additional contingency plans which will be implemented if necessary. The Company expects to complete development of the contingency plans by the end of the first quarter of 1999.

System Interruption and Security Risks; Potential Liability; Possible Lack of Adequate Insurance; and System

Inadequacy. The Company's operations are dependent, in part, on its ability to protect its system from interruption by damage from fire, earthquake, power loss, telecommunication failure, unauthorized entry or other events beyond the Company's control. The Company's computer equipment constituting its central computer system, including its processing operations, is located at a single site. The Company is currently in the planning stages of acquiring and implementing a back-up, off-site processing system capable of fully supporting its operations in the event of system failure. The Company, during 1997, implemented a limited redundant data center and will be upgrading its main data center in the fourth quarter of 1998. Prior to such implementation, the Company's operations are subject to substantial risks, including temporary interruptions resulting from damage caused by any one or more of the foregoing factors or due to other causes including computer viruses, hackers or similar disruptive problems. While the Company maintains $1.6 million of property insurance coverage, business interruption insurance coverage, $2.0 million of errors and omissions insurance coverage and $10.0 million of umbrella insurance coverage, such insurance may not be adequate to compensate the Company for all losses that may occur or to provide for costs associated with system failure or business interruption. Any damage or failure that causes interruptions in the Company's operations could have a material adverse effect on the Company's business, results of operations and financial condition. Persistent problems continue to affect public and private data networks. For example, in a number of networks, hackers have bypassed firewalls and have appropriated confidential information. Such computer break-ins and other disruptions may jeopardize the security of information stored in and transmitted through the computer systems of the parties utilizing the Company's services, which may result in significant liability to the Company and also may deter potential customers from using the Company's services. In addition, while the Company attempts to be careful with respect to the employees it hires and maintain controls through software design and security systems to prevent unauthorized employee access, it is possible that, despite such safeguards, an employee of the Company could obtain access, which would also expose the Company to a risk of loss or litigation and possible liability to users. The Company attempts to limit its liability to customers, including liability arising from the failure of the security features contained in the Company's system and services, through contractual provisions. However, there can be no assurance that such limitations will be enforceable. There can be no guarantee that the growth of the Company's customer base will not strain or exceed the capacity of its computer and telecommunications systems and lead to degradations in performance or system failure. Any damage, failure or delay that causes interruptions in the Company's operations could have a material adverse effect on the Company's business, results of operations and financial condition.

Risk of Defects, Development Delays and Lack of Market Acceptance. Software products and services as sophisticated as those offered by the Company often encounter development delays and may contain defects or failures when introduced or when new versions are released. The Company has in the past and may in the future experience delays in the development of software and has discovered, and may in the future discover, software defects in certain of its products. Such delays and defects may result in lost revenues during the time corrective measures are being taken. Although the Company has not experienced material adverse effects resulting from any such defects or delays to date, there can be no assurance that, despite testing by the Company, errors will not be found in its existing software in future releases or enhancements, or that the Company will not experience development delays, resulting in delays in the commercial release of new products and services, the loss of market share or the failure to achieve market acceptance. Any such occurrence could have a material adverse effect upon the Company's business, results of operations and financial condition.

Future Capital Needs; Uncertainty of Additional Financing. The Company currently anticipates that its available cash resources combined with anticipated funds from operations will be sufficient to meet its presently anticipated working capital and capital expenditure requirements through 1999. Thereafter, the Company may need to raise additional funds.

The Company may need to raise additional funds sooner in order to fund more rapid expansion, to develop new or enhanced products and services, to respond to competitive pressures or to acquire complementary businesses or technologies. If additional funds are raised through the issuance of equity securities, the percentage ownership of the stockholders of the Company will be reduced, stockholders may experience additional dilution, or such equity securities may have rights, preferences or privileges senior to those of the holders of the Company's Common Stock. There can be no assurance that additional financing will be available when needed on terms favorable to the Company, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may be unable to develop or enhance its products and services, take advantage of future opportunities or respond to competitive pressures, which could have a material adverse effect on the Company's business, results of operations and financial condition.

Government Regulation and Uncertainties of Future Regulation. The Company's current and prospective customers, which consist of state and federally chartered banks, saving and loan associations, credit unions, consumer finance companies and other consumer lenders, as well as customers in the industries that the Company may target in the future, operate in markets that are subject to extensive and complex federal and state regulations. While the Company is not itself directly subject to such regulations, the Company's products and services must be designed to work within the extensive and evolving regulatory constraints in which its customers operate. These constraints include federal and state truth-in-lending disclosure rules, state usury laws, the Equal Credit Opportunity Act, the Fair Credit Reporting Act and the Community Reinvestment Act. Furthermore, some consumer groups have expressed concern regarding the privacy and security of automated credit processing, the use of automated credit scoring tools in credit underwriting and whether electronic lending is a desirable technological development in light of the current level of consumer debt. The failure by the Company's products and services to support customers' compliance with current regulations and to address changes in customers' regulatory environment, or to adapt to such changes in an efficient and cost-effective manner, could have a material adverse effect on the Company's business, results of operations and financial condition.

Control by Existing Stockholders. Assuming no exercise of outstanding options, James R. DeFrancesco, the Company's Chairman and Chief Executive Officer, and Scott L. Freiman, the Company's Executive Vice President, collectively beneficially own approximately 64% of the outstanding shares of Common Stock. As a result, these stockholders will be able to exercise control over matters requiring stockholder approval, including the election of directors, and the approval of mergers, consolidations and sales of all or substantially all of the assets of the Company. This may prevent or discourage tender offers for the Company's Common Stock unless such stockholders approve the terms.

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

             None

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


20
   --------------
     *Incorporated by reference to the Exhibits filed with the Company's Registration Statement on Form S-1, File NO.333-14007.

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


                                     CREDIT MANAGEMENT SOLUTIONS, INC.
                                     ---------------------------------
                                               (Registrant)



Date: November 13, 1998                 /s/ James R. DeFrancesco
                                     -------------------------
                                             James R. DeFrancesco
                                             Chief Executive Officer and
                                             Chairman of the Board of
                                             Directors (Principal Executive
                                             Officer)




Date: November 13, 1998                  /s/ Robert P. Vollono
                                     -----------------------
                                             Robert P. Vollono
                                             Senior Vice President, Treasurer,
                                             Chief Financial Officer and
                                             Director (Principal Financial
                                             and Accounting Officer)

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

        10.12            1996 Credit Management Solutions, Inc. Employee Stock Purchase Plan*

        10.13            1996 Credit Management Solutions, Inc. Long-Term Incentive Plan*

       10.14             Form of Tax Indemnification Agreement*

       10.15             1996 Credit Management Solutions, Inc. Non-Qualified Stock Option
                         Plan*

       27                Financial Data Schedule

------------
  *Incorporated by reference to the Exhibits filed with the Company's Registration Statement on Form S-1, File No. 333-14007.