Form 10-K405
period 1998-12-31
CREDIT MANAGEMENT SOLUTIONS INC
filed 1999-03-31
CIK 1024339

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED [FEE REQUIRED]

         For the fiscal year ended December 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED [NO FEE REQUIRED]

         For the transition period from               to
                                        -------------    -------------

                        Commission File Number 000-21735

                       CREDIT MANAGEMENT SOLUTIONS, INC.
                       ---------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

               Delaware                                                          52-1549401
               --------                                                          ----------
      (State or Other Jurisdiction of                               (I.R.S. Employer Identification No.)
       Incorporation or Organization)
135 National Business Parkway, Annapolis Junction, MD                              20701
-----------------------------------------------------                              -----
  (Address of Principal Executive Offices)                                       (Zip Code)

                                 (301) 362-6000
                                 --------------
              (Registrant's Telephone Number, Including Area Code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

At March 26, 1999, Credit Management Solutions, Inc. had 7,649,770 shares of Common Stock, par value $0.01, outstanding.

While it is difficult to determine the number of shares owned by non-affiliates, the registrant estimates that the aggregate market value of outstanding Common Stock on March 26, 1999 (based upon the average bid and asked prices of such Common Stock on the Nasdaq National Market on March 26,
1999) held by non-affiliates was approximately $13.1 million. For this computation, the registrant has excluded the market value of all shares of its Common Stock reported as beneficially owned by officers, directors and certain significant stockholders of the registrant. Such exclusion shall not be deemed to constitute an admission that any such stockholder is an affiliate of the registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12 and 13 of Part III of this Form 10-K are incorporated by reference from the registrant's definitive Proxy Statement to be furnished to stockholders in connection with the 1999 Annual Meeting of Stockholders. This Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, not later than April 30, 1999.

                                                                  DRAFT-03/29/99



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

The Company was incorporated under the laws of the State of Maryland in 1987 and reincorporated under the laws of the State of Delaware in November 1996. CMSI is a developer and provider of software solutions and services for automating the consumer and small business credit analysis, decisioning and funding process. The Company's products and services allow its customers to automate the entire credit application process by enabling the rapid transmission of credit applications to multiple funding sources, expediting credit application analysis and decisioning and facilitating compliance with federal and state regulatory requirements. The Company's core product, CreditRevue(R), automates the entire credit application process form the entry of the credit application to the credit decision through the transfer funding to the lenders servicing system. To further support the needs of the lending industry, the Company developed CreditConnection(R), which became commercially available in July 1996. CreditConnection, a software-based service, links sources of credit origination through an online network that allows applications to be transmitted to multiple funding sources and credit decisions to be delivered back to the point of origin in a matter of minutes.

In February, 1999, the Company introduced its Internet lending solution - CreditOnline(R) - a service that enables consumers and automobile dealers to originate indirect auto loans over the World Wide Web. Designed as a complete automobile financing solution, CreditOnline harnesses the power of the Internet to provide dealers with a real-time, online mechanism, to offer their customers the ability to submit a credit application electronically through the lenders or dealers web site and forward that application electronically to lenders.

         PRODUCTS AND SERVICES

CreditRevue(R)

CreditRevue is a UNIX-based software solution designed to automate the entire credit application process from the entry of the credit application to the credit decision and through the transfer of the funding information to the lender's servicing system. Using CreditRevue, a lender can automate the analysis of a wide range of consumer lending products, including vehicle loans and leases, home equity loans, student loans, telecommunications services and credit cards. Before CreditRevue is installed, the Company completes a review of the customer's credit application processing environment. CreditRevue is then configured to address the lender's specifications, including the lender's underwriting, approval and funding processes. The Company designs interfaces to the lender's other related systems, such as their branch automation software, customer information repository and loan servicing software.

                                                                  DRAFT-03/29/99



The Company markets the following supplemental CreditRevue products:


         - CreditRevue Student Lending is a specialized version of CreditRevue which, in addition to providing the full functionality of CreditRevue, is configured to support the requirements of the student lending marketplace.

         - CreditRevue Maestro is a product designed to work in conjunction with a client's existing credit origination order entry system providing complete background credit analysis, decisioning and pricing capabilities based on client defined criteria. This product is currently in development and is scheduled for delivery in Q2 1999.

         - CreditRevue Service Bureau, is a product designed to allow lenders to connect multiple terminals or personal computers to a service bureau system in order to access CreditRevue. CreditRevue Service Bureau is designed to be used by small and medium sized financial institutions seeking to minimize the up-front hardware and software costs of an in-house system. The Company intends to pursue strategic marketing alliances with established service bureau providers whereby such providers will be licensed to re-market CreditRevue Service Bureau to their existing clients on a transaction fee basis. To date the company has entered into alliances with AnyTime Access, Outsource Financial and M&I Services, Inc.

         - OneScore(TM) is a credit scoring product to assess small businesses. Using advanced statistical techniques, Dun & Bradstreet (D&B) has developed a blended scoring model that permits D&B's comprehensive commercial information to be intelligently combined with information on the principals of the business concerned. The consumer information is provided by independent consumer bureaus to help customers better assess credit risks in dealings with smaller businesses. The Company uses its proprietary credit processing system to implement the D&B model on behalf of D&B's customers. This is a transaction fee oriented service for which the Company receives a fee for each OneScore generated by a D&B client.

         - Dun & Bradstreet Portfolio Monitoring Service allows businesses to proactively manage individual small business credit relationships, automate various credit analyses and reporting functions, and effectively seize cross-sales opportunities. The service is based on Dun & Bradstreet's standard and custom credit scoring services and the Company's data integration and systems capabilities. The service offers standard and custom management reports and can forward processed portfolio accounts to a customer's internal data warehouse. The standard monitoring service uses OneScore(TM). Customers can also use custom scorecards to process their internal account performance data with external commercial and/or consumer data. The advanced statistical scorecard provides a business with a personalized view of the changing risk profiles in its small business portfolio. This is a transaction fee oriented service for which the Company receives fees based upon the number of small business accounts monitored, the monitoring frequency and the amount of custom development work selected.

                                                                  DRAFT-03/29/99



The Company previously marketed a version of CreditRevue referred to as CreditRevue 2000(TM). This version was designed to allow the software to be configured without extensive coding and at one time was targeted as a possible replacement for the Company's traditional CreditRevue offering. Due to the extensive flexibility designed into the product, the resulting performance characteristics could not surpass the traditionally custom designed CreditRevue systems. CreditRevue 2000 is the ideal platform for supporting the Company's CreditRevue Service Bureau offering. At this time, CreditRevue 2000 will only be offered to CreditRevue Service bureau alliance partners as the CreditRevue Service Bureau software.


CreditConnection(R)

The CreditConnection service and network offers connectivity between points of credit origination, such as automobile dealers, and multiple funding sources. The CreditConnection service allows a dealer to enter a credit application for a consumer loan or lease. The dealer can request one or more credit bureaus which can then be reviewed in several different formats. The dealer can select one or more lending institutions to which the credit application should be sent and can specify criteria which determines how the application is to be sequenced and automatically forwarded to secondary sources (e.g., if the first lending institution does not respond within 10 minutes). The dealer can then view the lenders' credit decisions online. If the lending institution supports automated funding, the dealer can have the funds for the loan transferred to the dealer's bank account without having to wait for the actual contract to arrive at the funding source. CreditConnection provides several other features to dealerships, including workflow management tools, payment calculator and broadcast news from participating funding sources. For the funding source, CreditConnection provides a single interface to communicate with any number and type of credit originator.

The Company's agreements with each lending institution that subscribes to the CreditConnection service include a provision that the Company and the lending institution develop and implement a marketing plan describing how the lending institution will utilize its sales force to increase dealership subscriptions to the CreditConnection service. The Company also has been pursuing remarketing arrangements for the CreditConnection service with vendors that provide automated systems for dealership management and operations. The Company has signed agreements to form strategic alliances with the Dealer Service Group of ADP and Universal Computer Systems (UCS) to remarket CreditConnection. The agreements with ADP and UCS provide that such parties offer the CreditConnection service as their standard approach to establishing electronic interfaces between dealerships and financial institutions. Under certain limited circumstances, ADP and UCS may provide an interface which is different from the Company's. It is the Company's understanding that ADP and UCS do not currently remarket any third party products or services which compete with the CreditConnection service. See "-- Sales and Marketing."

The Company's agreements with lending institutions that are licensees of CreditRevue typically require that the CreditConnection service be utilized as the exclusive interface between CreditRevue software and applications transmitted electronically from third parties through technology which permits the credit application to be transmitted to multiple lenders. The ability of CreditConnection lending institutions that are not CreditRevue licensees to receive applications transmitted electronically from

                                                                  DRAFT-03/29/99


third parties by means other than the CreditConnection service is not similarly restricted.


The Company is also marketing CreditConnection LenderLink(TM), which facilitates the electronic transfer of credit applications and decisions between lending institutions through the CreditConnection network. Using CreditConnection LenderLink, a prime lender can automatically forward credit applications which it has declined to a sub-prime lender. The sub-prime lender can then return a decision electronically to the prime lender, which then communicates the decision to the credit originator. CreditConnection LenderLink benefits all three parties, the credit originator, the prime lender and the sub-prime lender. The credit originator gets a higher rate of approvals since applications declined by the prime lender have additional opportunities to be approved. The prime lender gets a referral fee from the sub-prime lender, and the sub-prime lender gets a source for additional customers. Additionally, the Company receives a transaction-based fee for each application transmitted to a sub-prime lender using CreditConnection LenderLink.

The version of the CreditConnection software for Microsoft Corporation's Windows operating system is a graphical, client/server version of the dealer software that connects to the CreditConnection host using the Internet or a private network. This new software is designed to reduce communication costs and provides easier deployment, an improved user interface and additional functionality. The CreditConnection software for Microsoft Corporation's Windows operating system became commercially available in 1997.

CreditOnline(R)

In February, 1999, the Company introduced CreditOnline, its Internet lending solution. It has long been a part of the Company's E-commerce strategy to leverage its CreditConnection network to allow consumers to apply for loans with CreditConnection lenders over the Internet. Prior to CreditOnline, the Company introduced CreditConnection Online.

Through its CreditConnection service the Company has established a standard portal to the credit origination systems of many leading lending institutions. This connectivity enables the Company to offer a comprehensive Internet strategy for online financing designed to service three types of clients - lenders, dealers, and consumers.

- In the Lender Centric model consumers would typically apply for credit using the lender's Web site. In this model the lender directly controls the loan process. The fees for this service are both transaction and license fee based.

- In the Dealer & Vehicle Aggregator Centric model consumers would typically apply for credit via the dealer or aggregators' Web site. In this model the dealer and/or the aggregator controls the loan process. The Company is in effect viewed as the gateway and portal between the dealers/vehicle aggregators and lenders. In this model, both the dealer and lender pay transaction and/or subscription fees.

- In the Consumer Centric model the consumer is in control of the process. Unlike other online

                                                                  DRAFT-03/29/99


    financing options, which usually provide consumers with an offer from only one lender, consumers can receive multiple offers within minutes using the CMSI technology and network. Under this model, the lender pays a transaction fee as well as a fee on a closed loan basis. Dealers enrolled in this model may pay a lead generation fee to receive qualified consumers and a subscription fee for CreditConnection.




CreditConnection Online, originally developed in 1997, was used initially to originate automobile loans from ADP's AutoConnect(TM) Web site and forward those loans to NationsBank through CreditConnection. Following the initial development and pilot market test, CreditConnection Online re-engineered to support multiple lenders using browser development technology resulting in the new CreditOnline Service.

         CUSTOMERS

The Company's customers are categorized by product type. With respect to the CreditRevue product, the Company has over 35 customers, including banks, savings and loan associations, finance companies, sub-prime lenders, leasing companies, student lenders and a telecommunications company. The Company intends to continue to focus on the financial services industry and to target the student lending, insurance, telecommunications, utilities and healthcare industries. With regards to its CreditConnection service, at December 31, 1998 the Company had contractual relationships with 27 lenders. The Company has developed electronic connections linking 21 financial institutions to the CreditConnection service. The Company's alliance with Dun & Bradstreet has resulted in 292 customers for the OneScore service and 2 customers for the Portfolio Monitoring service as of December 31, 1998.

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

As of December 31, 1998, the Company's product development staff consisted of 27 employees. The

                                                                  DRAFT-03/29/99


Company anticipates that it will continue to commit resources to product development in the future.

         CUSTOMER SERVICE AND SUPPORT

The Company believes that its success is dependent in part upon its ability to provide customers with responsive, prompt and efficient support and training. Each customer has a maintenance agreement, which is typically coterminous with the license agreement, providing for service, support and product enhancements. The Company offers its clients a wide range of support services to assist them in deriving the most effective use of the Company's products and services, including technical support, formalized training and a user hotline. The Company's services also include implementation planning and assistance, software installation, software operations training and software maintenance.

As of December 31, 1998, the Company's dedicated customer service and support team included 21 employees. CMSI's support personnel are available to its customers 24 hours a day, seven days a week through a hotline. The Company tracks each customer's service history to identify trends or problem areas and to recommend solution strategies. Most customer support questions are answered during the initial call. The Company can access a customer's system through a modem to diagnose the situation and implement corrective measures, if necessary. The Company also makes on-site visits for emergency or serious problem situations.

The Company believes that its customers typically base their decisions to purchase the Company's products and services partly on the support and maintenance offered with such products and services. The Company intends to continue to strengthen its support team and reputation by adding professional personnel with significant experience in the financial services and software industries.

         SALES AND MARKETING

As of December 31, 1998, the Company's sales and marketing organization consisted of 21 employees, 17 of whom are based at the Company's corporate headquarters in Annapolis Junction, Maryland. To support its sales force, the Company conducts comprehensive marketing programs, which include direct mail, public relations, seminars, trade shows and ongoing customer communications programs. The Company also sponsors an annual users' group meeting for its CreditRevue customers.

The Company sells its CreditRevue products through a direct sales organization. The sales cycle begins with the generation of a sales lead or the receipt of a request for proposals from a prospective customer. While the sales cycle varies substantially from customer to customer, it typically requires six to eight months.

The sales effort for CreditConnection comprises both direct and indirect marketing activities. Direct sales efforts are conducted by a direct sales organization and are concentrated on selling the service to financial institutions, automobile superstores, independent dealerships, and finance and insurance systems providers. Direct sales efforts are supported by participation in both financial and automotive trade shows and conferences, financial press relations, telemarketing, advertising campaigns and targeted mailings. The Company also supports the indirect sales efforts of the sales organizations of certain financial institutions which have well-established relationships with many of the automobile dealerships in the United States. The Company supports its indirect sales channels through a variety of marketing communications efforts including the development of brochures and direct mail pieces, production of sales videos, participation in trade shows and conferences, support for bank dealer focus

                                                                  DRAFT-03/29/99


groups, advertising, press relations and seminar support.

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

         BACKLOG

At December 31, 1998, the Company had entered into contracts for its services for which $2.5 million of revenues will be recognized in future periods. At December 31, 1997, the comparable amount was $4.3 million.

         COMPETITION

The credit processing software and services industry is intensely competitive and rapidly changing. The Company believes its ability to compete depends upon many factors within and outside its control, including the timing and market acceptance of new products and services and enhancements developed by the Company and its competitors, including (i) application software companies, (ii) management information systems departments of potential customers, (iii) third-party professional services organizations, and (iv) computer services outsourcing providers which offer service bureau-based credit processing solutions. Competitors for CreditRevue include American Management Systems, Inc., Appro Systems, Inc., CFI ProServices, Inc., Fair, Isaac and Company, Inc., Affinity Technology Group, Inc and Corporate Solutions International, Inc. While at the outset of 1997 The Reynolds & Reynolds Company ("Reynolds"), and International Business Machines Corporation ("IBM"), each separately marketed solutions competitive with the CreditConnection, it is not clear that either Reynolds or IBM is continuing or plans to continue marketing these solutions. Many of the Company's competitors are substantially larger than the Company and have significantly greater financial, technical and marketing resources and established, extensive direct and indirect channels of distribution. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products and services than the Company.

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

                                                                  DRAFT-03/29/99


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

         INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

The Company's success is heavily dependent upon its proprietary technology. The Company regards its software products and services as proprietary, and relies primarily on a combination of copyright protection, and patent protection, trade secrets protection, confidentiality agreements and contractual provisions to protect its proprietary rights. The Company has no patents on its CreditRevue products currently in commercial use, and existing trade secrets, copyright laws and contractual provisions afford only limited protection. In March of 1999, the U.S. Patent and Trademark Office issued the Company U.S. Patent 5,878,403 on the technology supporting its CreditConnection service. There can be no assurance this patent would survive a legal challenge to its validity or provide adequate protection. Furthermore, there can be no assurance that others will not design around any patents issued to the Company.

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

"CreditRevue," "CreditConnection", and "INCredit" and "CreditOnline" are registered trademarks of the Company. "CrossSell," "CreditRevue Service Bureau," "CreditRevue Student Lending," "CreditRevue Data Server," "CreditRevue Maestro," "CreditConnection Online," "CreditConnection LenderLink", "CreditOnline" and the Company logo are trademarks or registered tradenames of the Company. The Company is not aware that any of its products, services, trademarks or other proprietary rights infringes the proprietary rights of third parties. However, there can be no assurance

                                                                  DRAFT-03/29/99


that third parties will not assert infringement claims against the Company in the future with respect to current or future products or services. As the number of software products and services in the industry increases and the functionality of these products and services further overlaps, the Company believes that software developers may become increasingly subject to infringement claims. Furthermore, there can be no assurance that former employers of the Company's present and future employees will not assert claims that such employees have improperly disclosed confidential or proprietary information to the Company. Any such claims, with or without merit, can be time consuming and expensive to defend, cause product and service delays, or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company, or at all, which could have a material adverse effect on the Company's business, results of operations and financial condition.

         EMPLOYEES

As of December 31, 1998, the Company had 205 full time employees, including 27 in product development, 114 in technical operations, 21 in sales and marketing and 22 in finance and administration. The Company's employees are not covered by any collective bargaining agreements. The Company has experienced no work stoppages and believes that its relations with its employees are good.




         RISK FACTORS

Uncertainty of Future Results of Operations; Fluctuations in Quarterly Results of Operations

Prior growth rates in the Company's revenue and net income should not be considered indicative of future results of operations. Future results of operations will depend upon many factors, including market acceptance of new services, including the Company's CreditConnection, CreditRevue Service Bureau, CreditRevue Maestro and CreditOnline products, the demand for the Company's products and services, the success of the Company's relationships with third party remarketers of CreditConnection, the successful transition from predominantly license fee-based revenue to predominantly transaction fee-based revenue, the timing of new product and service introductions and software enhancements by the Company or its competitors, the level of product, service and price competition, the length of the Company's sales cycle, the size and timing of individual transactions, the delay or deferral of customer implementations, the Company's success in expanding its customer support organization, direct sales force and indirect distribution channels, the nature and timing of significant marketing programs, the mix of products and services sold, the timing of new hires, the ability of the Company to develop and market new products and services and control costs, competitive conditions in the industry and general economic conditions. In addition, the decision to implement the Company's products or services typically involves a significant commitment of customer resources and is subject to the budget cycles of the Company's customers. Licenses of CreditRevue generally reflect a relatively high amount of revenue per order. The loss, cancellation or delay of individual orders, therefore, would have a significant impact on the Company's revenue and quarterly results of operations. The timing of revenue is difficult to predict because of the length and variability of the Company's sales cycle, which has ranged to date from two to 18 months from initial customer contact to the execution of a license agreement. In addition, since a substantial portion of the Company's revenue is recognized on a

                                                                  DRAFT-03/29/99


percentage-of-completion basis, the timing of revenue recognition for its licenses may be materially and adversely affected by delays or deferrals of customer implementations. Such delays or deferrals may also increase expenses associated with such implementations which would materially and adversely affect related operating margins. The Company's operating expenses are based in part on planned product and service introductions and anticipated revenue trends and, because a high percentage of these expenses are relatively fixed, a delay in the recognition of revenue from a limited number of transactions could cause significant variations in operating results from quarter-to-quarter and could result in operating losses. To the extent such expenses precede, or are not subsequently followed by, increased revenues, the Company's results of operations would be materially and adversely affected. As a result of these and other factors, revenues for any quarter are subject to significant variation, and the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. There can be no assurance that the Company will be profitable in any future quarter or that such fluctuations in results of operations will not result in volatility in the price of the Company's Common Stock. Due to all of the foregoing factors, it is likely that in some future quarter the Company's results of operations will be below the expectations of public market analysts and investors. In such event, the market price of the Company's Common Stock will be materially and adversely affected. See "-- Market Acceptance of Credit Connection; Transition to Transaction-Based Revenue" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Quarterly Information."

Dependence on CreditRevue Product Line

License fees, maintenance fees and third-party computer hardware sales associated with licenses and installations of CreditRevue accounted for substantially all of the Company's revenues through December 31, 1998. Although the Company introduced its CreditConnection service in the fourth quarter of 1996, its Dun & Bradstreet OneScore Service in the fourth quarter of 1997, and its CreditRevue Service Bureau in January 1998, the Company expects that revenues generated from licenses and installations of CreditRevue will continue to account for a significant portion of the Company's revenues for the foreseeable future. The life cycles of the Company's products and services are difficult to predict due to the effect of new product and service introductions or software enhancements by the Company or its competitors, market acceptance of new and enhanced versions of the Company's products and services, and competition in the Company's marketplace. A decline in the demand for CreditRevue, whether as a result of competition, technological change, price reductions or otherwise, would have a material adverse effect on the Company's business, results of operations and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                  DRAFT-03/29/99



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

Market Acceptance of CreditConnection; Transition to Transaction-Based Revenue

The Company's CreditConnection service was commercially introduced in 1996, the Company's CreditOnline service was introduced in February, 1999, and the Company's CreditRevue Service Bureau service was commercially introduced through strategic alliance partner, AnyTime Access, in January, 1998. The CreditConnection service, the CreditOnline service and the CreditRevue Service Bureau service (as provided by AnyTime Access and other third parties to which the Company licenses the CreditRevue Service Bureau) are projected to account for a significant portion of the Company's revenues in the future. As a result, demand and market acceptance for these services are subject to a high level of uncertainty, and the Company will be heavily dependent on their market acceptance. There can be no assurance that these services will be commercially successful. The failure of the Company to generate demand for CreditConnection, CreditOnline or CreditRevue Service Bureau or the occurrence of any significant technological problems with such services would have a material adverse effect on the Company's business, results of operations and financial condition. Historically, virtually all of the Company's revenues have been derived from license fees, maintenance fees and hardware sales associated with licenses and installations of CreditRevue. Under the terms of its license agreements, a majority of the Company's revenues are realized during the configuration and installation of CreditRevue. However, the Company anticipates that a significant portion of the Company's future revenues will be derived from per-usage transaction-based fees and subscription fees charged to credit originators and financial institutions for transactions originated through the CreditConnection, CreditOnline and CreditRevue Service Bureau services. There can be no assurance that the Company will successfully manage the transition of a significant portion of its revenues from license-based revenue to transaction-based revenue. The failure of the Company to successfully manage the transition to a transaction-based revenue stream would have a material adverse effect on the Company's business, results of operations and financial condition.

                                                                  DRAFT-03/29/99



Reliance on Certain Relationships

The Company has established relationships with a number of companies that it believes are important to its sales, marketing and support activities, as well as to its product, service and software development efforts. The Company has relationships with automated scorecard companies, hardware vendors and credit bureaus. There can be no assurance that these relationships will be successful on an on-going basis. Moreover, there can be no assurance that these companies, most of which have significantly greater financial and marketing resources than the Company, will not develop or market products and services which will compete with the Company's products and services in the future. Furthermore, since many of these relationships are informal in nature, they are terminable by either party at will. Other relationships are terminable by either party after a relatively short notice period. There can be no assurance that these companies will not otherwise discontinue their relationships with or support of the Company. The failure by the Company to leverage and maintain its existing relationships or to establish new relationships in the future, because of a divergence of interests, acquisition of one or more of these third parties or other reasons could have a material adverse effect on the Company's business, results of operations and financial condition. See "-- Sales and Marketing."

In addition, the Company has formed strategic alliances with ADP and UCS for remarketing CreditConnection and with D&B for the marketing of OneScore. There can be no assurance that these relationships will be successful. Moreover, there can be no assurance that these companies will actively remarket CreditConnection or OneScore. The failure by the Company to leverage and maintain its existing relationships with ADP, UCS and D&B, or to establish new relationships in the future, because of a divergence of interests, acquisition of one or more of these third parties or other reasons, could have a material adverse effect on the Company's business, results of operations and financial condition. See "-- Sales and Marketing."

Dependence on Large License Fee Contracts and Customer Concentration

A relatively small number of customers have accounted for a significant percentage of the Company's revenues. License fees for CreditRevue are based on a percentage-of-completion method on a cost-incurred basis with the final installment being paid in full upon acceptance of the Company's software. The Company receives continuing revenues on CreditRevue from annual maintenance agreements which commence upon acceptance of the software by the customer. Maintenance agreements are renewable annually by the customer, and the license agreements are co-terminous with the maintenance agreements. Although the Company has experienced a high degree of customer loyalty, the Company cannot predict how many maintenance agreements will be renewed or the number of years of renewal. Revenues generated by the Company's 10 largest customers accounted for 55.4% and 48.8% of total revenues in 1998 and 1997, respectively. The Company expects that a limited number of customers will continue to account for a significant percentage of revenue for the foreseeable future. The loss of any major customer or any reduction or delay in orders by any such customer, delay or deferral in configurations or enhancements by such customers, termination of orders by any such customer, or the failure of the Company to successfully market its products or services to new customers, could have a material adverse effect on the Company's business, results of operations and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Dependence on Consumer Retail Lending Industry; Cyclical Nature of Consumer Lending

                                                                  DRAFT-03/29/99



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

Management of Changing Business

The Company has experienced significant changes in its business, including changes in the Company's staff and customer base and the development of new products, services and enhancements to its software, including the commercial release of CreditConnection in 1996. Such changes have placed and may continue to place a significant strain upon the Company's management, systems and resources. The Company's ability to compete effectively and to manage future changes will require the Company to continue to improve its financial and management controls, reporting systems and procedures, budgeting and forecasting capabilities on a timely basis, expand its sales and marketing work force and train and manage its employee work force. There can be no assurance that the Company, or the Company's current management, will be able to manage such changes successfully. The Company's failure to do so could have a material adverse effect upon the Company's business, results of operations and financial condition. See "-- Sales and Marketing."

Dependence on Key Personnel

The Company's future performance depends in significant part upon the continued service of its key technical, sales and senior management personnel, particularly James R. DeFrancesco, Chairman and Chief Executive Officer, Peter
M. Leger, President and Chief Operating Officer and Scott L. Freiman, Executive Vice President. The Company has obtained key-person life insurance on the lives of each of Messrs. DeFrancesco and Freiman although the Company does not believe that such insurance is adequate to compensate for the loss of either executive. The loss of the services of one or more of the Company's executive officers could have a material adverse effect on the Company's business, results of operations and financial condition. The Company retains its key employees through the use of equity incentive programs, including stock option plans, employee stock purchase plans, and competitive compensation packages. Except with respect to Mr. Leger, the Company has no employment agreements and does not intend to enter into any additional agreements in the foreseeable future. The Company's future success also depends on its continuing ability to attract and retain highly qualified managerial, sales, technical, and customer support personnel. In particular, the Company has encountered difficulties in hiring sufficient numbers of programmers and technical personnel. Competition for qualified personnel is intense, and there can be no assurance that the Company will be able to retain its key technical, sales and managerial employees or that it can attract, assimilate or retain other highly qualified technical, sales and managerial personnel in the future.

                                                                  DRAFT-03/29/99



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

System Interruption and Security Risks; Potential Liability; Possible Lack of Adequate Insurance; and System Inadequacy

The Company's operations are dependent, in part, on its ability to protect its system from interruption by damage from fire, earthquake, power loss, telecommunication failure, unauthorized entry or other events beyond the Company's control. The Company's computer equipment constituting its central computer system, including its processing operations, is located at a single site. The Company is currently in the process of acquiring and implementing a back-up, off-site processing system capable of fully supporting its operations in the event of system failure. During 1997, the Company implemented a limited redundant data center. The Company relocated operations to new leased facilities in Annapolis Junction, MD in late 1998. The new facilities, which include a state of the art data center, will become the primary production center for the Company's data processing needs. The Company also renewed its lease on its former data center located in Columbia, Maryland. This former center will, during 1999, become a back-up center capable of fully supporting operations in the event of failure of the new production center. Prior to full implementation of the new facility and the back up facility, the

                                                                  DRAFT-03/29/99


Company's operations are subject to substantial risks, including temporary interruptions resulting from damage caused by any one or more of the foregoing factors or due to other causes including computer viruses, hackers or similar disruptive problems. While the Company maintains $1.6 million of property insurance coverage, business interruption insurance coverage, $2.0 million of errors and omissions insurance coverage and $10.0 million of umbrella insurance coverage, such insurance may not be adequate to compensate the Company for all losses that may occur or to provide for costs associated with system failure or business interruption. Any damage or failure that causes interruptions in the Company's operations could have a material adverse effect on the Company's business, results of operations and financial condition.

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

Risk of Defects, Development Delays and Lack of Market Acceptance

Software products and services as sophisticated as those offered by the Company often encounter development delays and may contain defects or failures when introduced or when new versions are released. The Company has in the past and may in the future experience significant delays in the development of software and has discovered, and may in the future discover, software defects in certain of its products. Such delays and defects may result in lost revenues during the time corrective measures are being taken and may result in additional development costs. Although the Company has not experienced material adverse effects resulting from any such defects to date, there can be no assurance that, despite testing by the Company, errors will not be found in its existing software or in future releases or enhancements. The Company may continue to experience development delays, resulting in delays in the commercial release of new products and services, the loss of market share or the failure to achieve market acceptance. Any such occurrence could have a material adverse effect upon the Company's business, results of operations and financial condition. See "-- Products and Services" and "-- Product Development."

Future Capital Needs; Uncertainty of Additional Financing

The Company currently anticipates that its available cash resources combined with anticipated funds from operations and its bank line of credit will be sufficient to meet its presently anticipated working

                                                                  DRAFT-03/29/99


capital and capital expenditure and debt repayment requirements through 1999. Thereafter, the Company may need to raise additional funds. The Company may need to raise additional funds sooner in order to fund more rapid expansion, to develop new or enhanced products and services, to respond to competitive pressures or to acquire complimentary businesses or technologies. If additional funds are raised through the issuance of equity securities, the percentage ownership of the stockholders of the Company will be reduced, stockholders may experience additional dilution, or such equity securities may have rights, preferences or privileges senior to those of the holders of the Company's Common Stock. There can be no assurance that additional financing will be available when needed on terms favorable to the Company or at all. If adequate funds are not available or are not available on acceptable terms, the Company may be unable to develop or enhance its products and services, take advantage of future opportunities or respond to competitive pressures, which could have a material adverse effect on the Company's business, results of operations and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

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

Year 2000 Issue

The Year 2000 issue is a result of computer programs which store or process date -related information using only two digits to represent the year. These programs may not be able to properly distinguish between a year in the 1900's and a year in the 2000's. Failure of these programs to distinguish between the two centuries could cause the programs to yield erroneous results or even to fail. See "Management's Discussion and Analysis of Financial Condition - Year 2000 Compliance."

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

Possible Volatility of Stock Price

                                                                  DRAFT-03/29/99



The trading price of the Company's Common Stock has in the past and may in the future be subject to significant fluctuations in response to variations in quarterly operating results, changes in earning estimates by analysts, the gain or loss of significant orders, announcements of technological innovations or new products by the Company or its competitors, general conditions in the consumer lending and software industries, credit processing software and services, and other events or factors. In addition, the stock market in general has experienced extreme price and volume fluctuations which have affected the market price for many companies in industries similar to or related to that of the Company and which have been unrelated to the operating performance of these companies. These market fluctuations may adversely affect the market price of the Company's Common Stock.

Effect of Certain Charter Provisions; Antitakeover Effects of Certificate of Incorporation, Bylaws and Delaware Law

The Company's Board of Directors has the authority to issue up to 1,000,000 shares of Preferred Stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights of those shares, without any further vote or action by the stockholders. The Preferred Stock could be issued with voting, liquidation, dividend and other rights superior to those of the Common Stock. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company. Further, certain provisions of the Company's Certificate of Incorporation, including provisions that create a classified Board of Directors, and certain provisions of the Company's Bylaws and of Delaware law could delay or make more difficult a merger, tender offer or proxy contest involving the Company.

Item 2.          Properties.

The Company's principal executive offices are located in Annapolis Junction, Maryland in a leased facility consisting of approximately 71,000 square feet of office space under lease that expires in 2008. The Company additionally has the right to either one five-year or one three-year renewal option. The Company has a right of first refusal on additional office space in the same building. The Company previously occupied approximately 55,000 square feet of office space in Columbia, Maryland under several leases that expire in 2002. As of December 31, 1998, the Company remained liable for approximately 20,000 square feet of the 55,000 square feet previously occupied. The Company is actively attempting to sublet the remaining former space, but no assurance can be given that such program will be successful, or, if successful, that the Company will be able to sublet its existing office space on commercially reasonable terms. At year end 1998 the Company recorded a liability of approximately $1.2 million representing the future minimum lease payments under the leases.

Additionally, the Company entered into a new five year lease for approximately 4,000 square feet of data center space at its former offices in Columbia, Maryland. This data center will serve as a back-up facility which, when fully operational in mid 1999, will be capable of fully supporting operations in the event of failure of the Company's primary production center in Annapolis Junction, Maryland.

Item 3.  Legal Proceedings.

                                                                  DRAFT-03/29/99


The Company filed a complaint on January 26, 1998 in the Circuit Court for Howard County, Maryland, asserting claims against The Money Store Auto Finance, Inc. and The Money Store Service Corporation (collectively, the "Money Store"). The Money Store unilaterally terminated a contract under which CMSI was developing software to be licensed by the Money Store. Repeated efforts by CMSI to obtain settlement which would avoid litigation failed. The original software license price was $1.5 million. The Money Store originally paid $375,000 to the Company, which was recognized as revenues for the third quarter of 1997. Effective June 30, 1998, The Money Store was acquired by First Union Corporation. In July, 1998, First Union Corporation entered into an agreement to license CreditRevue and enrolled in the CreditConnection Service. At the time that First Union entered into these agreements, The Money Store paid the Company $283,750 in full settlement of the complaint filed by the Company against The Money Store.

Item 4.  Submission of Matters to a Vote of Security Holders.

         (a)     Not applicable.

         (b)     Not applicable.

         (c)     Not applicable.

         (d)     Not applicable.

Item 5.  Market for Registrants Common Equity and Related Shareholder Matters

                 Not applicable

                                                                  DRAFT-03/29/99



                                    PART II

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


                                                                                STOCK PRICE
                                                                                -----------

                                                                             HIGH              LOW
                                                                             ----              ---
CALENDAR YEAR 1996:
         December 18, 1996-December 31, 1996                                 $14.50           $11.50

CALENDAR YEAR 1997:
         First Quarter                                                       $20.25           $10.25
         Second Quarter                                                      $13.50           $ 9.00
         Third Quarter                                                       $18.25           $10.25
         Fourth Quarter                                                      $19.38           $ 9.75

CALENDAR YEAR 1998:
         First Quarter                                                       $13.19           $ 7.50
         Second Quarter                                                      $ 8.50           $ 5.25
         Third Quarter                                                       $ 9.50           $ 5.63
         Fourth Quarter                                                      $ 7.38           $ 4.06

CALENDAR YEAR 1999:                                                          $ 5.50           $ 3.88
         First Quarter (through March 26, 1999)

On March 26, 1999, the last reported sales price for the Company's Common Stock on the Nasdaq National Market was $4.13 per share.

         HOLDERS

As of March 26, 1999, the approximate number of registered stockholders of record of the Common Stock was 227.

         DIVIDENDS

The Company does not anticipate paying any cash dividends in the foreseeable future. The Company currently intends to retain any future earnings for use in its business. In addition, the Company's bank line of credit prohibits the payment of cash dividends without the bank's prior written consent.

                                                                  DRAFT-03/29/99



Item 6.          Selected Consolidated Financial Data.

The consolidated statement of operations data set forth below for the fiscal years ended December 31, 1994, 1995, 1996, 1997 and 1998 and the consolidated balance sheet data at December 31, 1994, 1995, 1996, 1997 and 1998 have been derived from the audited consolidated financial statements of the Company. The consolidated balance sheets at December 31, 1997 and 1998, and the consolidated statement of operations for each of the years in the three year period ended December 31, 1998, together with the notes thereto and the related report of Ernst & Young LLP, are included elsewhere in this Report. The selected financial data set forth below are qualified in their entirety by, and should be read in conjunction with, the consolidated financial statements, the related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Report.

                                                                           YEAR ENDED DECEMBER 31,
                                                ----------------------------------------------------------------------------
                                                      1994           1995          1996            1997            1998
 STATEMENT OF OPERATIONS DATA:                     ----------     ---------      -----------   -----------     ------------
 REVENUES
 License and software development fees . . . .     $2,934,450   $ 7,207,581     $10,101,377    $11,549,378    $ 10,186,421
 Maintenance fees  . . . . . . . . . . . . . .        700,861     1,170,447       2,045,258      3,311,013       4,294,572
 Computer hardware sales . . . . . . . . . . .        316,145     1,853,424       2,106,634      1,656,530         776,790
 Service bureau revenues                                   --            --              --        640,818       1,644,991
                                                   -----------    ----------     -----------   -----------     ------------
                                                    3,951,456    10,231,452      14,253,269     17,157,739      16,902,774
 COSTS OF REVENUES
 Cost of license and software development fees      1,482,036     3,559,798       5,095,814      7,329,091       6,988,649
 Cost of maintenance fees  . . . . . . . . . .        151,346       280,176         452,559        880,360       1,108,367
 Cost of computer hardware sales . . . . . . .        315,262     1,500,816       1,782,166      1,504,915         952,662
 Cost of service bureau  . . . . . . . . . . .             --            --              --      2,085,543       3,398,453
 Selling, general and administrative expenses       2,244,031     3,966,265       6,126,494      8,537,967      12,823,909
 Research and development costs  . . . . . . .        167,152       165,366         526,521      1,790,709       1,964,057
                                                   -----------    ----------     -----------   -----------     ------------
                                                    4,359,827     9,472,421      13,983,554     22,128,585      27,236,097
                                                   -----------    ----------     -----------   -----------     ------------
 Income (loss) from operations . . . . . . . .       (408,371)      759,031         269,715     (4,970,846)    (10,333,323)

 OTHER INCOME (EXPENSE)
 Interest income (expense) net . . . . . . . .        (41,310)     (105,849)        (78,009)     1,181,411         763,292
 Amortization of excess of assigned value of
   Identifiable assets over cost of an acquired
   Interest  . . . . . . . . . . . . . . . . .        304,750       304,750         304,749         50,792                -
                                                   -----------    ----------     -----------   -----------     ------------
                                                      263,440       198,901         226,740      1,232,203      (9,570,031)
                                                   -----------    ----------     -----------   -----------     ------------
   Income (loss) before income taxes                 (144,931)      957,932         496,455     (3,738,643)     (9,750,031)
 Income tax expense  . . . . . . . . . . . . .             --            --         201,487             --              --
                                                   -----------    ----------     -----------   -----------     ------------
 Net income (loss) . . . . . . . . . . . . . .     $ (144,931)  $   957,932     $   294,968    $(3,738,643)   $ (9,750,031)
                                                   ===========    ==========     ===========   ===========     ============

 Basic earnings (loss) per common share            $    (0.03)  $      0.20     $      0.06    $     (0.49)   $      (1.25)
 Diluted earnings (loss) per common share          $    (0.03)  $      0.20     $      0.05    $     (0.49)   $      (1.25)


                                                   -----------    ----------     -----------   -----------     ------------
                                                      1994           1995            1996          1997            1998
                                                   -----------    ----------     -----------   -----------     ------------
 BALANCE SHEET DATA:
 Cash and cash equivalents . . . . . . . . . .      $   75,840    $  120,255     $23,501,633    $20,569,300      $3,090,565
 Investments available for sale. . . . . . . .               -             -               -              -       6,482,021
 Working capital (deficit) . . . . . . . . . .     (1,073,896)   (1,362,539)      21,056,337     19,502,516       5,146,706
 Total assets  . . . . . . . . . . . . . . . .       1,581,751     4,035,323      28,451,530     28,956,723      25,109,676
 Long term debt, less current portion  . . . .         416,136       408,806         220,341        101,390         761,092
 Stockholders' equity (deficit)  . . . . . . .     (1,482,410)     (576,978)      22,587,896     23,211,385      13,849,643

                                                                  DRAFT-03/29/99


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

         GENERAL

Overview

The Company was incorporated in 1987 to commercialize an automated credit processing system developed by James R. DeFrancesco, the Company's Chairman and Chief Executive Officer, and Scott L. Freiman, the Company's Executive Vice President, while they were employed by American Financial Corporation ("AFC"), an automobile finance servicing company owned by Mr. DeFrancesco. AFC was acquired in October 1987 by Perpetual Savings Bank, FSB. Mr. DeFrancesco and Mr. Freiman retained ownership of AFC's credit processing software which formed the basis for CreditRevue. CreditRevue was initially released in 1988. Since its initial release, the Company has continually enhanced CreditRevue in response to the needs of its customers. CreditConnection, the Company's online credit information and processing service, became commercially available in July 1996. The Dun & Bradstreet OneScore product was commercially released in October 1997, CreditRevue Service Bureau was introduced in January 1998, Dun & Bradstreet Portfolio Monitoring was introduced in June 1998 and the CreditOnline Service, the Company's Internet lending solution was announced in February, 1999. In March 1999, the Company introduced CreditRevue Maestro, an automated analysis engine for evaluating and decisioning consumer and small business credit applications. Fees from licenses of CreditRevue and related maintenance fees and resales of third-party computer hardware and software associated with installations of CreditRevue accounted for substantially all of the Company's revenue through December 31, 1998. See "Business -- Risk Factors -- Dependence on CreditRevue Product Line."

License fees for CreditRevue are recognized based on a percentage-of-completion method, measured generally on a cost-incurred basis. The Company typically charges a nonrefundable fee of 25% of the preliminary estimate of the total license fee to develop an analysis of the customer's credit operations and a plan for the configuration and implementation of CreditRevue according to the customer's requirements. Costs consist primarily of direct labor and temporary contract labor. Contracts in progress are reviewed periodically, and revenues and earnings are adjusted based on revisions in contract value and estimated costs to completion. For a description of certain risks associated with the lengthy implementation time associated with installations of CreditRevue, see "Business -- Risk Factors -- Lengthy Sales and Implementation Cycle." The Company recognizes revenue from software maintenance contracts pro rata over the term of the related agreement, which is generally one year. Maintenance fees received in advance of revenue recognition are included in deferred revenue. In addition, as a convenience to its customers, the Company offers third-party computer hardware through various reseller arrangements.

                                                                  DRAFT-03/29/99


However, neither third-party hardware nor third-party software sales are a focus of the Company's overall marketing strategy. For the year ended December 31, 1998, revenues from third-party hardware and software sales accounted for 4.6% and 4.1% of total revenues, respectively. Revenues from resales of third-party computer hardware and software are recognized at the time of shipment and installation, respectively.

Certain of the Company's products and services, including CreditConnection, CreditRevue Service Bureau and Dun & Bradstreet's OneScore, are charged on a per transaction basis. As a result, the Company anticipates that transaction-based revenue will represent an increasing proportion of the Company's revenue. The Company's sales and marketing efforts will no longer be exclusively targeted at generating license-based revenue but will be increasingly focused on generating transaction-based revenue from prospective customers. The Company's anticipated future growth is based, in large part, on the success of these products and services and the transition to a transaction-based revenue stream. Accordingly, the failure by the Company to generate demand for CreditConnection, CreditRevue Service Bureau, Dun & Bradstreet's OneScore, Dun & Bradstreet Portfolio Monitoring, CreditOnline, CreditRevue Maestro, the occurrence of any significant technological problems, such as a system failure incurred prior to the implementation of a fully functioning back-up computer system, any inadequacy of the Company's business interruption insurance to cover costs associated with system failure or business interruptions, or the failure of the Company to successfully manage the transition to a transaction-based revenue stream would have a material adverse effect on the Company's business, results of operations and financial condition. See "Business -- Risk Factors -- Market Acceptance of CreditConnection; Transition to Transaction-Based Revenue" and "-- System Interruption and Security Risks; Potential Liability; Possible Lack of Adequate Insurance; and System Inadequacy."

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

                                                                  DRAFT-03/29/99


         RESULTS OF OPERATIONS

The following table sets forth certain operating data as a percentage of total revenues for the periods indicated (subtotals not adjusted for rounding):

                                                                              YEAR ENDED DECEMBER 31,
                                                                       ---------------------------------------
                                                                       1996            1997          1998
                                                                       ---------      ---------     ----------
 Percentages of Total Revenues
 Revenues
      License and software development fees  . . . . . . . . . .            70.9%          67.3%          60.3%
      Maintenance fees . . . . . . . . . . . . . . . . . . . . .            14.3           19.3           25.4
      Computer hardware sales  . . . . . . . . . . . . . . . . .            14.8            9.7            4.6
      Service bureau fees. . . . . . . . . . . . . . . . . . . .             ---            3.7            9.7
                                                                       ---------      ---------     ----------
                                                                           100.0          100.0          100.0
                                                                       ---------      ---------     ----------
 Costs and Expenses
      Cost of license and software development fees  . . . . . .            35.8           42.7           41.3
      Cost of maintenance fees . . . . . . . . . . . . . . . . .             3.2            5.1            6.6
      Cost of computer hardware sales  . . . . . . . . . . . . .            12.5            8.8            5.6
      Cost of service bureau fees  . . . . . . . . . . . . . . .             ---           12.2           20.1
      Selling, general and administrative expenses . . . . . . .            43.0           49.8           75.9
      Research and development costs . . . . . . . . . . . . . .             3.7           10.4           11.6
                                                                       ---------      ---------     ----------
                                                                            98.2          129.0          161.1
                                                                       ---------      ---------     ----------
 Income (loss) from operations . . . . . . . . . . . . . . . . .             1.8         (29.0)         (61.1)
 Other income (expense)
      Interest income (expense),  net  . . . . . . . . . . . . .           (0.5)            6.9            4.5
      Amortization of excess of assigned value of
        identifiable assets over the cost of an
        acquired interest  . . . . . . . . . . . . . . . . . . .             2.1             .3            ---
                                                                       ---------      ---------     ----------
                                                                             1.6            7.2            4.5
                                                                       ---------      ---------     ----------
 Income (loss) before income taxes . . . . . . . . . . . . . . .             3.4         (21.8)         (56.6)
      Income tax expense . . . . . . . . . . . . . . . . . . . .             1.4
                                                                       ---------      ---------     ----------

      Net income (loss)  . . . . . . . . . . . . . . . . . . . .            2.0%         (21.8)%        (56.6)%
                                                                       =========      =========     ==========



Total Revenues

Total revenues increased 20.4% from $14.3 million in 1996 to $17.2 million in 1997 and decreased 1.5% from $17.2 million in 1997 to $16.9 million in 1998. The Company's revenues are derived from four sources: license and software development fees, maintenance fees, computer hardware sales, and service bureau fees. The Company's 10 largest customers accounted for 48.8% and 55.4% of total revenues in 1997 and 1998, respectively. During 1998, the Company experienced longer than expected sales cycles for its CreditRevue product resulting in lower CreditRevue related revenues and correspondingly lower total revenues. Also, for the first time, the Company experienced contract disputes including its dispute with The Money Store, which had an adverse impact on CreditRevue revenues and contributed to the decline in total revenues.

License and Software Development Fees

CreditRevue accounted for virtually all of the Company's license and software development fee revenue through December 31, 1998. License and software development fees increased 14.3% from $10.1 million in 1996 to $11.5 million in 1997, and decreased 11.8% from $11.5 million in 1997 to $10.2 million in 1998. The increase in 1997 was the result of increased market acceptance of CreditRevue. The decrease in 1998 was the result of longer than expected sales cycles for the CreditRevue product and certain contract disputes. By late 1998, sales performance improved as a result of signing 9 new contracts for CreditRevue with an aggregate contract value of approximately $7 million.

                                                                  DRAFT-03/29/99



Maintenance Fees

Maintenance fees include fees from software maintenance agreements.
Maintenance fees increased 61.9% from $2.0 million in 1996 to $3.3 million in 1997, and 29.7% from $3.3 million in 1997 to $4.3 million in 1998. The growth in these revenues during the periods presented was the result of increased maintenance fees associated with the increased number of licenses of CreditRevue outstanding during such periods. Enhancements to previously installed CreditRevue systems are also subject to maintenance and contribute to growth in maintenance revenues.

Computer Hardware Sales

Computer hardware sales revenue decreased 21.5% from $2.1 million in 1996 to $1.7 million in 1997, and 53.1% from $1.7 million in 1997 to $0.8 million in 1998. Computer hardware sales revenue consists of revenues received from resales of third-party hardware in connection with the license and installation of the Company's software. The fluctuation in such revenues during these periods is the result of customer purchase preferences for computer hardware systems. In certain instances, CreditRevue customers have volume discount arrangements with hardware resellers making them eligible for discounts greater than those offered by the Company.

Service Bureau Fees

Service bureau revenues originate from CreditConnection transaction and interface fees, from Dun & Bradstreet OneScore and Portfolio Monitoring transaction fees and CreditRevue Service Bureau fees. CreditConnection related revenues increased 99.0% from $0.6 million in 1997 to $1.3 million in 1998.
The CreditConnection Service was commercially released in 1996 and generated $49 thousand from inception through December 31, 1996. CreditConnection revenues increased to $618 thousand in 1997 from $49 thousand in 1996 and increased 206% to $1.3 million in 1998 from $0.6 million in 1997. Revenue increases are the result of increases in the number of dealers and lenders enrolled in the CreditConnection Service. At December 1998 there were approximately 150 dealers enrolled in the service compared to approximately 40 dealers at December 1997. As of December 1998 there were approximately 21 lenders connected to the CreditConnection network compared to approximately 14 at December 1997. Dun & Bradstreet related revenues increased to $203 thousand in 1998 up from $23 thousand in 1997. The Dun & Bradstreet OneScore service was commercially released in the fourth quarter of 1997 and the Portfolio Monitoring Service was released in June of 1998. The CreditRevue Service Bureau was released in January 1998, through a strategic alliance with Anytime Access, but did not go into full production until January 1999. Accordingly, only nominal revenues were recorded in 1998 from CreditRevue Service Bureau related services.

Cost of License and Software Development Fees

Cost of license and software development fees consist primarily of salaries and benefits for in-house programmers and the cost of temporary contract labor. Cost of license and software development fees increased 43.8% from $5.1 million in 1996 to $7.3 million in 1997, and decreased 4.6% from $7.3 million in 1997 to $7.0 million in 1998. As a percentage of license and software development fees, cost of license and software development fees were 50.4%, 63.5% and 68.6% in 1996, 1997 and 1998, respectively. The cost of license and software fees as a percentage of license and software development fees over these periods is related to the fluctuation in the Company's quarterly revenues and hourly labor costs associated with temporary contractors during periods in which the Company experienced increased demand for its products. With respect to temporary contractors, the Company's costs on a

                                                                  DRAFT-03/29/99


full-time equivalent basis for these contractors is generally twice the amount incurred by the Company for its in-house technical personnel. In late 1996 and into 1997, the Company increased internal staffing levels commensurate with the expected growth in revenues. These increased staffing levels are expected to reduce the dependency on temporary contractors upon the completion of their training in the Company's proprietary products, services and technology, resulting in a corresponding increase in the margins related to these revenues. However, while license related revenues increased in 1997, the costs of increased staffing and temporary contractors exceeded revenue growth. In 1998 efforts at staff reduction were curtailed by certain contract disputes and prolonged sales cycles. The sales cycle for license software is often difficult to predict accurately. The skills and knowledge required to perform the licensed software implementation requires the Company to maintain certain levels of specialized staffing occasionally creating production capacity in excess of sales demand which can result in higher costs and lower margins.

Costs of Maintenance Fees

Cost of maintenance fees consists primarily of personnel and related costs for customer maintenance and support. Cost of maintenance fees increased 94.5% from $0.5 million in 1996 to $0.9 million in 1997, and 25.9% from $0.9 million in 1997 to $1.1 million in 1998. As a percentage of maintenance fee revenue, cost of maintenance fees was 22.1%, 26.6% and 25.8% in 1996, 1997 and 1998, respectively. The dollar increase in the cost of maintenance fees reflects the growth in license fees for CreditRevue during the periods presented and the resultant increase in the number of installations. The fluctuation in the percentage of cost of maintenance fees to maintenance fee revenues in 1996, 1997 and 1998 results from incremental increases in staffing for maintenance personnel as maintenance revenues have increased. Staffing utilization efficiencies will vary based on the timing and training of additions to maintenance staff personnel. In certain instances, hardware revenues may not be large enough to offset both the direct cost and the hardware being sold as well as certain fixed costs associated with the salaries and benefits for systems integration employees thereby resulting in negative margins.

Cost of Computer Hardware Sales

Cost of computer hardware sales consists of (i) the Company's cost of computer hardware resold to the Company's customers that are licensing CreditRevue and
(ii) salaries and benefits for systems integration employees. Cost of computer hardware sales decreased 15.6% from $1.8 million in 1996 to $1.5 million in 1997, and decreased 36.7% from $1.5 million in 1997 to $1.0 million in 1998. As a percentage of computer hardware sales revenue, cost of computer hardware sales was 84.6%, 90.8% and 122.6% in 1996, 1997 and 1998, respectively. The dollar fluctuation in the cost of computer hardware sales reflects the fluctuation in computer hardware sales during the periods presented. The Company's margin on computer hardware sales fluctuates based on changes in product sales mix, volume discounts to significant customers and negotiated mark-ups with customers.

Cost of Service Bureau Revenues

                                                                  DRAFT-03/29/99


Cost of service bureau fees consist primarily of personnel costs associated with the operation and support of the service bureau. Other costs of service bureau revenues include equipment rental expenses, communications network costs from third parties and hardware and software pass through expenses. Services bureau costs were not separately identified in 1996. Service Bureau costs increased 63.0% from $2.1 million in 1997 to $3.4 million in 1998. Of the three primary sources of service bureau revenues, CreditConnection, Dun & Bradstreet related services and CreditRevue Service Bureau, only CreditConnection was operational for all of 1997. The increases in service bureau costs are related to increased staffing required for operations and support for both CreditConnection and the Dun & Bradstreet related services increased communication expenses associated with the expanding CreditConnection network.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 39.4% from $6.1 million in 1996 to $8.5 million in 1997, and 50.2% from $8.5 million in 1997 to $12.8 million in 1998. The $2.4 million increase during 1997 relates primarily to recruiting and professional development, outside consultant services, depreciation, travel, telephone, office administrative expenses, sales, marketing and advertising expenses. The $4.3 million increase during 1998 relates to one time expenses and reserves associated with the Company's relocation to Annapolis Junction and increases in payroll costs, communications expenses, depreciation and other general sales and administrative expenses. Of the total 1998 increase, approximately $2.8 million relate to facilities and equipment expenses. As a result of the relocation of the Company's operations, a liability of approximately $1.2 million was recorded to recognize future minimum lease payments due under leases for the Company's former offices. Other one time charges associated with the move include the write-off of certain leasehold improvements of approximately $0.3 million and certain lease termination fees and moving expenses of approximately $0.2 million. Additionally, increases in communication and depreciation expenses represent approximately $1.0 million of the 1998 increase. Payroll related expenses increased approximately $0.8 million and the balance of the increase was in the area of general selling and administrative expenses including: advertising, travel, legal and accounting fees. Increases in payroll relate primarily to increases in sales and marketing staffing.

Research and Development Costs

Research and development costs consist primarily of salaries and benefits of in-house programmers. These costs increased $0.2 million during the year ended December 31, 1998 as compared to the year ended December 31, 1997, due primarily to the addition of four programmers in 1998. The increased staffing was required to address a number of strategic development efforts underway during 1998, including on going efforts for CreditConnection, CreditRevue 2000, Dun & Bradstreet Portfolio Monitoring, CreditRevue service bureau and CreditRevue Maestro projects. During 1997, all development activities were expensed.
During 1998, approximately $0.3 million of costs associated with the development of CreditRevue Maestro were capitalized. The capitalized expenses include the direct payroll costs of certain programmers and certain third party development expenses. See Note 1 to the Consolidated Financial Statements.

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

                                                                  DRAFT-03/29/99


Interest Income (Expense)

Interest expense was $0.1 million in 1996 and 1997. In 1998 interest income was $0.8 million. The interest expense reported in 1996 and 1997 relates to borrowings under the Company's line of credit and obligations under the capital lease. The interest income reported in 1998 and 1997 results from invested proceeds from the Company's initial public offering.

         INCOME TAX EXPENSE

From its inception in 1987 until its reincorporation in Delaware in November 1996, the Company had been treated for income tax purposes as a corporation subject to federal and state taxation under Subchapter S of the Internal
Revenue Code of 1986, as amended (the "Code") and comparable state laws. As a result, for federal and state income tax purposes, the Company's earnings had been taxed directly to the Company's stockholders. Upon termination of the Company's Subchapter S status in November 1996, the Company determined the differences between the financial reporting and income tax bases of its assets and liabilities, and recorded at that date the resulting deferred tax liability and income tax expense. Income tax amounts and balances are accounted for in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. The Company's income tax expense for the year ended December 31, 1996 approximates the income tax expense that would have been recognized had the Company terminated its Subchapter S status at January 1, 1996. During the two months ended December 31, 1996, the Company incurred a loss for federal income tax purposes of approximately $756,000, caused principally by a tax deduction of $650,000 related to the exercise of certain nonqualified stock options by officers of the Company. At December 31, 1998, the Company had net operating loss carryforwards of approximately $14.4 million which will expire in 2011, 2012 and 2013. See Note 2 to the Consolidated Financial Statements for more information regarding the Company's income tax status.

         SEGMENT REPORTING

From inception through 1996, the Company operated predominantly in a single segment. With the introduction of new products and services commencing in 1997 the Company has adopted, effective in 1998, a matrix oriented 'line of business' organizational structure. Under this structure, products and services have been organized into three distinct business lines, Credit Decisioning Systems (CDS), E-Commerce and Service Bureau Alliances (SBA). The CDS business line which includes the CreditRevue software product and related services represents the Company's historical single segment and through 1996 was responsible for virtually all of the Company's revenues and profits or losses. The E-Commerce business line includes the CreditConnection, LenderLink, and CreditOnline services. The SBA business line includes the OneScore product, the Portfolio Monitoring service and the CreditRevue Service Bureau offerings.

The Company evaluates performance and allocated resources based on operating income before depreciation and amortization, corporate general and administrative expenses, and income taxes. Assets are not apportioned by segment and are not reviewed by the Chief Operating Decision Maker in reviewing segment performance. The accounting policies used by the reportable segments are the same as those used by the Company and described in Note 1 to the financial statements. There are no intercompany sales or transfers. The segments are managed separately by Business Line Managers who are most familiar with segment operations.

The Company has since 1996, introduced new products and services which have led to the formation of the three segments the Company currently operates. The CDS segment is the most established and mature of the three segments and continues to be the segment with the highest profitability. The E-Commerce segment, introduced in 1997, continues to require considerable investment in sales, marketing, development and infrastructure. As the E-Commerce products and services gain greater market acceptance, revenues are expected to grow and segment profitability is expected to improve. During 1998, E-Commerce revenues increased 99% to $1.3 million from $0.6 million in 1997. Revenue growth during 1998 contributed directly to the lower losses reported in 1998. The SBA segment, introduced in 1998, also requires continued investment in sales, marketing, development and infrastructure before becoming profitable. Until revenues for E-Commerce and SBA segments exceed costs of operations for each respective segment, it is expected that CDS will continue to contribute the majority of segment profits.

         LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its working capital needs and investments in property and equipment from operating cash flows and approximately $22.1 million of net proceeds from the Company's initial public offering completed in December 1996. During the year ended December 31, 1996, the Company generated net cash from operating activities of $1.9 million. During 1997 and 1998, the Company's operations consumed cash of $4.1 million and $7.3 million, respectively. This cash flow deficiency is primarily caused by operating losses and an increase in accounts receivable.

The Company's cash used for investing activities consists principally of investments in property and equipment and capitalized software development costs. During the years ended December 31, 1996, 1997 and 1998, the Company invested a total of $0.5 million, $2.4 million and $4.3 million, respectively, in property and equipment and capitalized software development costs. These investments were directly attributable to the Company's growth in operations. The Company did not have any material commitments for the purchase of property and equipment at December 31, 1998.

The Company has relied principally on its bank line of credit and proceeds from its initial public offering completed in December 1996 for its financing needs. The Company received $22.1 million of net proceeds from its initial public offering. The Company maintains a secured bank line of credit in the amount of $1.5 million, of which there was no balance outstanding at December 31, 1998. The bank line of credit requires the bank's written consent prior to, among other things, (i) the payment of cash dividends, (ii) the Company's engagement in a substantially different business activity, or (iii) the purchase by the Company of any interest in another enterprise or entity. On May 15, 1997 the Company repaid to Mr. James R. DeFrancesco, the Company's Chairman and Chief Executive Officer,

                                                                  DRAFT-03/29/99


$0.2 million of loans bearing interest at 7% per annum.

The Company currently anticipates that its available cash resources, expected cash flows from operations and its bank line of credit will be sufficient to meet its presently anticipated working capital, capital expenditure and debt repayment requirements through 1999.

    YEAR 2000 COMPLIANCE

State of Readiness

The Company recognizes the significance of the year 2000 issue and has implemented a formal year 2000 program to minimize the impact of the year 2000 on the Company and its customers ("Year 2000 Program"). The Year 2000 Program addresses both information technology ("IT") and non-IT systems, for systems used by the Company as well as those provided by the Company to its customers. Non-IT systems are primarily used by the Company in the operation of its facilities. The Year 2000 Program is implemented by a Year 2000 Team which includes members from all levels of management and all functional areas of the Company, as follows:

         - Executive Sponsor - The Executive Sponsor works with the Senior Technology Executive on budgeting and resources management and other major year 2000 issues, and reports on Year 2000 Program status to the Executive Management of the Company as well as the Board of Directors.

         - Senior Technology Executive - The Senior Technology Executive manages the Project Managers-Company Wide. Issues relating to budgeting and resources are escalated to the Senior Technology Executive. The Senior Technology Executive also has the authority to prioritize Year 2000 tasks over other project tasks.

         - Project Managers-Company Wide - The Project Managers-Company Wide share responsibility for determining the Year 2000 tasks that need to be completed, and monitoring the completion of the tasks on schedule. The Project Managers-Company Wide are responsible for collecting, coordinating and disseminating information within the Company about the Year 2000 Program and its status.

         - System Project Managers - A project manager is assigned to each of the primary areas of the Company. Each System Project Manager is responsible for ensuring that the Year 2000 tasks relating to his/her area are completed on schedule.

         - Product Project Managers - A project manager is assigned to each specific product. Each Product Project Manager is responsible for ensuring that the Year 2000 tasks relating to that specific product are completed on schedule.

         - System Analysts - System Analysts review individual products to identify Year 2000

                                                                  DRAFT-03/29/99

             issues.

         - Developers - Developers perform coding modifications to address year 2000 issues.

         - Testers - Testing is performed under the guidance of the Quality Services department to ensure that any Year 2000 issues have been properly addressed.

Individual members of the Year 2000 Team communicate frequently with respect to Year 2000 issues. The Year 2000 Team meets as a group and reports status bi-weekly. Subgroups of the Year 2000 Team meet as needed to address specific issues.

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

The Company has established written Year 2000 coding standards which have been distributed to the Company's system analysts, developers and testers. The Company has also conducted training for its system analysts, developers and testers to ensure that they are familiar with the Company's Year 2000 coding standards.

For purposes of the Year 2000 Program, the Company has classified into the following three major categories the software products and software-related services provided by the Company to its customers: credit decisioning systems (existing systems and new systems), e-commerce systems, and service bureau systems.

CREDIT DECISIONING SYSTEMS (EXISTING). For existing credit decisioning systems (i.e., systems which customers were using in production at the time the Year 2000 Program was applied to the system), the Company performs the following activities:

    1. The customer's credit decisioning system is analyzed to identify any Year 2000 issues and to determine whether any modifications to the code are required. The analysis is conducted in accordance with detailed procedures which were developed internally by the Company for Year 2000 analysis of its credit decisioning systems.

    2.   The Year 2000 modifications are made.

    3. The modifications are tested. The customer also has an opportunity to test the modifications.

    4. Following the testing, the modifications are installed in the customer's system.

    5. Any enhancements to the customers' credit decisioning system since the completion of the procedures described in items 1-4 above were developed and implemented by the Company under its Year 2000 Coding Standards. As an extra safeguard, however, the Company conducts a follow-up Year 2000 analysis of these enhancements.

Credit Decisioning Systems (New). For new credit decisioning systems (i.e., system which were not used by customers until after the Year 2000 Program was applied to the system), the Company

                                                                  DRAFT-03/29/99


performs the following activities:

    1. Each new credit decisioning system starts with a "base" system. The base system is analyzed for Year 2000 issues.

    2. Enhancements are made to the base system based on the functional specifications agreed to between the Company and the customer, and the enhanced system is delivered to the customer for user acceptance testing.

    3. Before or concurrent with the user acceptance testing, the Company reviews the code enhancements for compliance with the Company's Year 2000 coding standards.

    4. The Company implements required modifications on the test system at the Company's site, and tests the modifications.

    5. Upon completion of testing of the changes by the Company, the software changes are reported to the customer and installed in the customer's system for further testing by the customer.

    6. With respect to any enhancements to the credit decisioning system after acceptance by the customer of the system, the Company performs the enhancements in a test environment. The enhancements are then analyzed and tested for Year 2000 issues following the above approach.

E-COMMERCE SYSTEMS. For e-commerce systems, the Company performs the following activities:

    1. The Company analyzes the software programs supporting the e-commerce system to identify any Year 2000 issues and determines whether any modifications are required. The Company also coordinates with the vendor of any hardware and other equipment supporting the e-commerce system to request Year 2000 information regarding the applicable product and to determine whether any patches, upgrades or replacements are necessary. The Company also tests the third party product where necessary, appropriate and feasible.

    2. Any necessary modifications are made to the software programs supporting the e-commerce system. In addition, any necessary patches or upgrades to, or replacements of, third party products are installed.

    3. The Company analyzes and tests the modifications, patches, upgrades and replacements. The Company makes the Year 2000 version of the software programs supporting the e-commerce system available to its customers in a Year 2000 environment for testing of the modifications. The customer schedules the testing with the Company.

    4. The modifications, patches, upgrades and replacements are placed into production.

    5. With respect to any subsequent enhancements to the e-commerce system, the enhancements are performed in a test environment. The enhancements are then analyzed and tested for Year 2000 issues following the above approach prior to being placed into production.

SERVICE BUREAU SYSTEMS. For service bureau systems, the Company performs the following activities:

    1. The "base" service bureau system is analyzed for compliance with the Company's Year 2000 coding standards.

    2.   The Year 2000 modifications are made.

    3.   The modifications are tested.

    4. For any subsequent releases, the Company analyzes the changes for compliance with the Company's Year 2000 coding standards. The Company makes any required modifications

                                                                  DRAFT-03/29/99

         to the code.

    5.   The Company tests the modifications.

    6. Following the testing, the release is ready to be delivered to the customer.

As of December 31, 1998, approximately 80% of the analysis, remediation and testing had been completed, collectively, for the Company's customers' credit decisioning systems. The implementation phase for the credit decisioning customers is largely dependent on the customers' schedules, and for those customers which have not implemented the necessary changes to their credit decisioning systems, the Company is working with those customers to implement the changes as soon as possible. As of December 31, 1998, approximately 30% of the analysis, remediation, testing and implementation had been completed for the software and systems comprising the Company's e-commerce systems, which is scheduled to be completed during the second quarter of 1999. As of December 31, 1998, approximately 65% of the analysis, remediation, testing and implementation had been completed for the Company's service bureau systems, which is also scheduled to be completed during the second quarter of 1999. The Company has also implemented analysis and testing procedures to ensure that any enhancements to a system following the completion of the analysis, remediation, testing and implementation of that system do not contain any year 2000 issues.

In most cases, the software products and software-related services provided by the Company interface to third party systems. In cases where a third party has provided Year 2000 interface specifications, the Company is developing, testing and implementing new interface code to comply with those specifications. All new interface code is scheduled to be completed and implemented during the second quarter of 1999.

INFRASTRUCTURE. For products and systems used by the Company internally, the Company performs one or more of the following activities:

    1. The Company contacts the provider of the product or system in writing to request information regarding the Year 2000 readiness of its product or system, and evaluates the response for reasonableness and acceptability, based on CMSI's knowledge of the product or system.

    2. The Company obtains Year 2000 compliance information from the third party's web site and evaluates the response for reasonableness and acceptability based on the Company's knowledge of the product or system.

    3. The Company tests the product or system where appropriate and possible.

    4. For any third party products or systems that require modifications, the Company works with the vendor to ensure that the modifications are completed in an acceptable time frame.

As the Company does not have any control over the third party providers of products and systems, the Company cannot guarantee that such third party products and systems will not suffer any adverse effects due to the Year 2000.

The Year 2000 activities described above relating to credit decisioning systems, e-commerce systems, service bureau systems and third party products and systems represent the standard procedures applied to the applicable system. In certain circumstances, the Company may make changes to or deviate from these procedures.

Costs

As of December 31, 1998, all expenses have been associated with the opportunity cost of time spent by

                                                                  DRAFT-03/29/99


employees of the Company on the Year 2000 Program, particularly on the analysis, development, testing and implementation relating to software products and software-related services provided to customers. The Company estimates that the opportunity cost incurred as of December 31, 1998 is approximately $1 million. This cost can be allocated as follows: $465,000 to credit decisioning systems, $160,000 to e-commerce systems, $75,000 to service bureau systems, and $300,000 to Year 2000 Program management, project oversight, and client and vendor communications. To complete the Year 2000 Program, in addition to the opportunity costs of employees' time, the Company may also need to purchase replacement products. The Company's projected costs of the entire Year 2000 Program is $2.3 million.

Risks

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

In addition, a failure by the Company to make its products year 2000 compliant could result in a decrease in sales of the Company's products, delays in the development of other of the Company's products, an increase in the costs associated with year 2000 remediation, and an increase in litigation costs.
The year 2000 issue may also have an indirect effect on the Company's business and operations to the extent that potential customers of the Company may be using significant resources to address year 2000 issues, and therefore may have fewer resources to evaluate and purchase other products and services such as the products and services offered by the Company. If a material third party product or system which the Company uses or interfaces to fails to operate properly due to the year 2000, such failure could have a material adverse effect on the Company's business and results of operations.

Contingency Plans

The Company will have a dedicated year 2000 support staff which will be prepared to address year 2000 issues. The Company is currently in the process of investigating and developing additional contingency plans which will be implemented if necessary. The Company expects to complete development of the contingency plans by the end of the third quarter of 1999.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk related to changes in interest rates. The Company invests its excess cash balances in cash equivalents and municipal, commercial and government agency obligations which are interest rate sensitive. However, the maturities of these obligations is less than one year, mitigating their sensitivity to interest rates. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's financial position, results of operations and cash flows is not material.

Item 8.  Financial Statements and Supplementary Data.

The information required by the item is incorporated herein by reference to the consolidated financial statements listed in Item 14 below.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

                                                                  DRAFT-03/29/99


                                    PART III

Item 10.         Directors and Executive Officers of the Registrant.

The Company incorporates herein by reference the information concerning directors and executive officers in its Notice of Annual Stockholders' Meeting and Proxy Statement to be filed within 120 days after the end of the Company's fiscal year (the "1998 Proxy Statement").


Item 11.         Executive Compensation.

The Company incorporates herein by reference the information concerning executive compensation contained in the 1998 Proxy Statement.


Item 12.         Security Ownership of Certain Beneficial Owners and
                 Management.

The Company incorporates herein by reference the information concerning security ownership of certain beneficial owners and management contained in the 1998 Proxy Statement.


Item 13.         Certain Relationships and Related Transactions.

The Company incorporates herein by reference the information concerning certain relationships and related transactions contained in the 1998 Proxy Statement.

                                                                  DRAFT-03/29/99


                                    PART IV

Item 14.         Exhibits, Financial Statement Schedules and Reports on Form
                 8-K

                                                                                     Page Number
         (a)     Index to Consolidated Financial Statements

                 Index                                                                    F-1

                 Report of Independent Auditors                                           F-2

                 Consolidated Balance Sheets as of December 31, 1998 and 1997             F-3

                 Consolidated Statements of Operations for the years ended
                 December 31, 1998, 1997 and 1996                                         F-4


                 Consolidated Statements of Stockholders' Equity (Deficit) for
                 the years ended December 31, 1998, 1997 and 1996                         F-5


                 Consolidated Statements of Cash Flows for the years ended
                 December 31, 1998, 1997 and 1996                                         F-6


                 Notes to Consolidated Financial Statements                               F-7

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

                                                                  DRAFT-03/29/99



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

                10.15 1996 Credit Management Solutions, Inc. Non-Qualified Stock Option Plan

                10.16 1997 Credit Management Solutions, Inc. Stock Incentive Plan**

                23        Consent of Independent Auditors

                27.1      Financial Data Schedule

                27.2      Restated Financial Data Schedule

-------------------------
* Incorporated by reference to the Exhibits filed with the Company's Registration Statement on Form S-1, File No. 333-14007.

** Incorporated by reference to the Company's 1997 Proxy Statement, file no. 000-21735

                                                                  DRAFT-03/29/99



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Credit Management Solutions, Inc.

By:      /s/ James R. DeFrancesco                                            March 31, 1999
         --------------------------------------------------------
         James R. DeFrancesco
         Chairman, Chief Executive Officer and
         Chairman of the Board of Directors (Principal
         Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:       /s/ James R. DeFrancesco                          March 31, 1999
         -----------------------------
         James R. DeFrancesco
         President, Chief Executive Officer and
         Chairman of the Board of Directors (Principal
         Executive Officer)

By:       /s/ Peter M. Leger                                March 31, 1999
         ------------------------------------
         Peter M. Leger
         President,  Chief Operating Officer and
         Director

By:       /s/ Scott L. Freiman                              March 31, 1999
         ----------------------------------
         Scott L. Freiman
         Executive Vice President and Director

By:       /s/ Miles H. Grody                                March 31, 1999
         -----------------------------------
         Miles H. Grody
         Senior Vice President and Director

By:       /s/ Robert P. Vollono                             March 31, 1999
         -----------------------------------
         Robert P. Vollono
         Senior Vice President, Treasurer,
         Chief Financial Officer and
         Director (Principal Financial and Accounting
         Officer)

By:       /s/ Stephen X. Graham                             March 31, 1999
         -------------------------------
         Stephen X. Graham
         Director

By:       /s/ John J. McDonnell, Jr.                        March 31, 1999
         -------------------------------
         John J. McDonnell, Jr.
         Director

                CREDIT MANAGEMENT SOLUTIONS, INC. AND SUBSIDIARY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Report of Independent Auditors  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1

Consolidated Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  2
Consolidated Statements of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3
Consolidated Statements of Stockholders' Equity . . . . . . . . . . . . . . . . . . . . . . . . .  4
Consolidated Statements of Cash Flows . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  5
Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . .  6

                                                                  DRAFT-03/29/99





                         Report Of Independent Auditors


The Board of Directors and Stockholders
Credit Management Solutions, Inc.

We have audited the accompanying consolidated balance sheets of Credit Management Solutions, Inc. and subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Credit Management Solutions, Inc. and subsidiary at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



                                                           Ernst & Young LLP

Baltimore, Maryland
February 22, 1999

                CREDIT MANAGEMENT SOLUTIONS, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS


                                                                                            DECEMBER 31
                                                                                 --------------------------------------
                                                                                     1998                   1997
                                                                                 --------------------------------------
ASSETS
    Current assets:
       Cash and cash equivalents                                                        $3,090,565         $ 20,569,300
       Investments available-for-sale                                                    6,482,021                    -
       Accounts receivable, net of allowance of $352,664 and $194,856
          in 1998 and 1997, respectively                                                 5,487,202            3,550,927
       Costs and estimated earnings in excess of billings on uncompleted
          contracts                                                                        246,831              503,875
       Prepaid expenses and other current assets                                           280,515              463,849
       Deferred income taxes                                                                58,513               58,513
                                                                                 --------------------------------------
    Total current assets                                                                15,645,647           25,146,464

    Property and equipment:
       Computer equipment and software                                                   7,306,811            3,442,792
       Office furniture and equipment                                                    1,657,294              941,733
       Leasehold improvements                                                            2,661,291              499,404
                                                                                 --------------------------------------
                                                                                        11,625,396            4,883,929
    Accumulated depreciation and amortization                                          (2,549,451)          (1,677,138)
                                                                                 --------------------------------------
                                                                                         9,075,945            3,206,791

    Software development costs, net of accumulated amortization of
       $298,304 and $178,583 in 1998 and 1997, respectively                                338,724              179,582
    Other assets                                                                            49,360              423,886
                                                                                 --------------------------------------

    Total assets                                                                       $25,109,676          $28,956,723
                                                                                 ======================================

LIABILITIES AND STOCKHOLDERS' EQUITY
    Current liabilities:
       Accounts payable and accrued expenses                                            $5,798,379          $ 2,225,745
       Accrued payroll and related expenses                                                668,630            1,059,177
       Billings in excess of costs and estimated earnings on uncompleted contracts       1,044,015              588,522
       Deferred revenue                                                                  2,921,923            1,632,339
       Current portion of capital lease obligations                                         65,994              138,165
                                                                                 --------------------------------------
    Total current liabilities                                                           10,498,941            5,643,948

Long-term debt:
    Capital lease obligations, less current portion                                         28,966              101,390
    Other lease obligations, less current portion                                          732,126                    -
                                                                                 --------------------------------------
    Total liabilities                                                                   11,260,033            5,745,338
Commitments and contingencies                                                                    -                    -
Stockholders' equity:
    Preferred stock, $.01 par value; 1,000,000 shares authorized;
       No shares issued or outstanding                                                           -                    -
    Common stock, $.01 par value;  40,000,000 shares authorized;
       7,649,770 and 7,615,510 shares issued and outstanding at
       December 31, 1998 and 1997, respectively                                               76,497             76,155
    Additional paid-in capital                                                            26,853,194         26,645,247
    Accumulated deficit                                                                 (13,080,048)        (3,510,017)
                                                                                 --------------------------------------
    Total stockholders' equity                                                            13,849,643         23,211,385
                                                                                 --------------------------------------

    Total liabilities and stockholders' equity                                           $25,109,676        $28,956,723
                                                                                 ======================================

The accompanying notes are an integral part of these financial statements.

                CREDIT MANAGEMENT SOLUTIONS, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                  YEAR ENDED DECEMBER 31
                                                              ------------------------------------------------------------------
                                                                     1998                    1997                     1996
                                                              ------------------------------------------------------------------
 REVENUES
     License and software development fees                       $ 10,186,421              $11,549,378               $10,101,377
     Maintenance fees                                               4,294,572                3,311,013                 2,045,258
     Computer hardware sales                                          776,790                1,656,530                 2,106,634
     Service bureau revenues                                        1,644,991                  640,818                         -
                                                              ------------------------------------------------------------------
                                                                   16,902,774               17,157,739                14,253,269

 COSTS OF REVENUES
     Cost of license and software development fees                  6,988,649                7,329,091                 5,095,814

     Cost of maintenance fees                                       1,108,367                  880,360                   452,559
     Cost of computer hardware sales                                  952,662                1,504,915                 1,782,166
     Cost of service bureau                                         3,398,453                2,085,543                         -
                                                              ------------------------------------------------------------------
                                                                   12,448,131               11,799,909                 7,330,539
                                                              ------------------------------------------------------------------
 GROSS PROFIT                                                       4,454,643                5,357,830                 6,922,730

 OTHER OPERATING EXPENSES:
     Selling, general and administrative expenses                  12,823,909                8,537,967                 6,126,494
     Research and development costs                                 1,964,057                1,790,709                   526,521
                                                              ------------------------------------------------------------------
                                                                   14,787,966               10,328,676                 6,653,015
                                                              ------------------------------------------------------------------
 INCOME (LOSS) FROM OPERATIONS                                   (10,333,323)              (4,970,846)                   269,715

 OTHER INCOME (EXPENSE):
      Interest expense                                               (24,965)                 (56,171)                 (109,207)
      Interest income                                                 788,257                1,237,582                    31,198
      Amortization of excess of assigned value of
        identifiable assets over cost of an acquired
        interest                                                            -                   50,792                   304,749
                                                              ------------------------------------------------------------------
                                                                      763,292                1,232,203                   226,740
                                                              ------------------------------------------------------------------
 INCOME (LOSS) BEFORE INCOME TAXES                                (9,570,031)              (3,738,643)                   496,455

 Income tax expense                                                         -                        -                   201,487
                                                              ------------------------------------------------------------------

 NET INCOME (LOSS)                                              $ (9,570,031)             $(3,738,643)               $   294,968
                                                              ==================================================================

 Basic earnings  (loss) per common share                        $      (1.25)             $     (0.49)               $      0.06
                                                              ==================================================================

 Diluted earnings (loss) per common share                       $      (1.25)             $     (0.49)               $      0.05
                                                              ==================================================================


The accompanying notes are an integral part of these financial statements.

                CREDIT MANAGEMENT SOLUTIONS, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                                        COMMON STOCK
                                                                 -----------------------       ADDITIONAL
                                                                     NUMBER                      PAID-IN
                                                                    OF SHARES      AMOUNT        CAPITAL
                                                                 ------------------------------------------
Balance at January 1, 1996                                       4,910,100       $49,101     $         -
    Exercise of options to purchase common stock at $5 per
      share                                                        100,000         1,000         499,000
    Issuance of common stock, net of offering costs of
      $3,190,094                                                 2,200,000        22,000      22,087,906
    Income tax benefit from exercise of options to purchase
      common stock                                                       -             -         260,000
    Reclassification of Subchapter S accumulated deficit to
      additional paid-in capital upon termination of
      Subchapter S status                                                -             -        (559,737)
    Net income for 1996                                                  -             -               -
                                                                 ------------------------------------------

Balance at December 31, 1996                                     7,210,100        72,101      22,287,169
        Issuance of common stock, net of offering costs of
            $263,537                                               390,000         3,900       4,217,563

        Issuance of common stock under employee stock
            purchase program                                        14,546           145         136,204

        Exercise of options to purchase common stock at $5 per
            share                                                      864             9           4,311

        Net loss for 1997                                                -             -               -
                                                                 ------------------------------------------


Balance at December 31, 1997                                     7,615,510        76,155      26,645,247

       Issuance of common stock under employee stock purchase       19,572           196         134,653
            program
       Exercise of options to purchase common stock at $5 per       14,688           146          73,294
            share
       Net loss for 1998                                                 -             -               -
                                                                 ------------------------------------------

Balance at December 31, 1998                                     7,649,770       $76,497     $26,853,194
                                                                 ==========================================



                                                                     RETAINED
                                                                      EARNINGS
                                                                     (DEFICIT)       TOTAL
                                                                ------------------------------
Balance at January 1, 1996                                       $   (626,079)     $  (576,978)
    Exercise of options to purchase common stock at $5 per
      share                                                                 -          500,000
    Issuance of common stock, net of offering costs of
      $3,190,094                                                            -       22,109,906
    Income tax benefit from exercise of options to purchase
      common stock                                                          -          260,000
    Reclassification of Subchapter S accumulated deficit to
      additional paid-in capital upon termination of
      Subchapter S status                                             559,737                -
    Net income for 1996                                                94,968          294,968
                                                                ------------------------------

Balance at December 31, 1996                                          228,626       22,587,896
        Issuance of common stock, net of offering costs of
            $263,537                                                        -        4,221,463

        Issuance of common stock under employee stock
            purchase program                                                -          136,349

        Exercise of options to purchase common stock at $5 per
            share                                                           -            4,320

        Net loss for 1997                                          (3,738,643)      (3,738,643)
                                                                ------------------------------


Balance at December 31, 1997                                       (3,510,017)      23,211,385

       Issuance of common stock under employee stock purchase               -          134,849
            program
       Exercise of options to purchase common stock at $5 per               -           73,440
            share
       Net loss for 1998                                           (9,570,031)      (9,570,031)
                                                                ------------------------------

Balance at December 31, 1998                                     $(13,080,048)     $13,849,643
                                                                ==============================





The accompanying notes are an integral part of these financial statements.

                CREDIT MANAGEMENT SOLUTIONS, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                     YEAR ENDED DECEMBER 31
                                                        ------------------------------------------------
                                                               1998             1997            1996
                                                        ------------------------------------------------
Operating activities:
  Net income (loss)                                      $ (9,570,031)      $(3,738,643)    $   294,968
  Adjustments:
    Depreciation                                            1,199,194           649,399         393,929
    Deferred income taxes                                           -                 -         201,487
    Amortization of excess of assigned value of
       identifiable assets over cost of  an acquired
       interest                                                     -           (50,792)       (304,749)
    Amortization of software development costs                119,721           119,722          59,861
    Loss (gain) on disposal of property and equipment         302,878            (6,431)              -
  Changes in operating assets and liabilities:
       Accounts receivable, net                            (1,936,275)       (1,602,507)       (131,454)
       Prepaid expenses and other current assets              183,334           193,168        (406,041)
       Accounts payable and accrued expenses                  102,200          (504,270)      1,357,399
       Accrued payroll and related expenses                  (390,547)          169,914         274,387
       Net billings in excess of costs and estimated
             earnings on uncompleted contracts                712,537           443,538        (687,983)
       Deferred revenue                                     1,289,584           252,644         790,800
       Accrued interest on stockholder loans                        -             6,025          15,015
       Other lease obligations                                732,126                 -               -
                                                        ------------------------------------------------

Net cash provided by (used in) operating activities        (7,255,279)       (4,068,233)      1,857,619

Investing activities:
       Capitalized software development costs                (278,863)                -         (91,036)
       Proceeds from sale of property and equipment           162,672             7,995               -
       Purchases of property and equipment                 (4,063,464)       (2,416,838)       (448,721)
       Decrease (increase) in other assets                    374,526          (334,848)        (55,185)
       Purchase of investments available-for-sale          (6,482,021)                -               -
                                                        ------------------------------------------------
Net cash used in investing activities                     (10,287,150)       (2,743,691)       (594,942)

Financing activities:
       Repayments of short term borrowings                          -                 -        (250,000)
       Repayments of stockholder loans                              -          (235,538)              -
       Payments under capital lease obligations              (144,595)         (235,311)       (224,725)
       Proceeds from exercise of stock options                 73,440             4,320         500,000
       Proceeds from issuance of common stock                 134,849         4,357,812      22,109,906

                                                        ------------------------------------------------
Net cash provided by  financing activities                     63,694         3,879,591      22,118,701
                                                        ------------------------------------------------

Net change in cash and cash equivalents                   (17,478,735)       (2,932,333)     23,381,378

Cash and cash equivalents at beginning of period           20,569,300        23,501,633         120,255
                                                        ------------------------------------------------

Cash and cash equivalents at end of period               $  3,090,565       $20,569,300     $23,501,633
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

Included in computer equipment and software are direct costs of computer software developed for internal use. Costs incurred are capitalized and amortized over periods not exceeding three years.

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

Software Development Costs

Costs related to conceptual formulation and design of Company products are expensed as incurred. Costs incurred subsequent to establishment of technological feasibility, but prior to the product being available for general release to customers, are capitalized and amortized over estimated productive lives, generally three years. The Company evaluates its investment in product development as events or changes in circumstances may arise, for the purpose of determining whether the carrying amount of such assets may exceed the net realizable value of the products. In the event that capitalized costs of a product exceed the estimated net realizable value of the product, such excess amount is expensed.

Revenue Recognition

In October 1997, the Accounting Standards Executive Committee ("AcSEC") issued Statement of Position (SOP) 97-2, Software Revenue Recognition. SOP 97-2 provides revised and expanded guidance on when revenue should be recognized and in what amounts for licensing, selling, leasing, or otherwise marketing computer software. The adoption of SOP 97-2 in 1998 had no material impact on the Company's results of operations in 1998.

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

The Company recognizes revenue from software maintenance contracts pro rata over the term of the agreements, generally one-year. Revenues from sales of hardware and software are recognized at time of shipment and when collection of the receivable is probable. Payments received in advance of revenue recognition for these services and product sales are included in deferred revenue.

Advertising Costs

All advertising costs are expensed when incurred. Costs which are included in selling, general and administrative expense for the year ended December 31, 1998, 1997 and 1996 are $384,863, $265,404 and $156,686, respectively.

                CREDIT MANAGEMENT SOLUTIONS, INC. AND SUBSIDIARY

Income Taxes

Prior to November 1996, the stockholders elected under Subchapter S of the Internal Revenue Code to include the Company's income in their personal income tax returns for Federal and state income tax purposes. Accordingly, the Company was not subject to Federal and state income taxes prior to November 1996. Upon termination of the Company's Subchapter S status in November 1996, the Company determined the differences between the financial reporting and income tax bases of its assets and liabilities, and recorded at that date the resulting deferred tax liability and income tax expense. Income tax amounts and balances are accounted for using the liability method.

2. INCOME TAXES

The significant items comprising the Company's net deferred tax assets are as follows:

                                                                                 DECEMBER 31
                                                                     ----------------------------------
                                                                         1998                1997
                                                                     ----------------------------------
                 Net operating loss carry forwards                      $ 5,764,162         $ 1,831,400
                 Accrued expenses                                           128,892             102,038
                 Provision for bad debts                                    141,058              77,942
                 Revenue recognition                                        318,874             33,,859
                                                                     ----------------------------------
                                                                          6,352,986           2,045,239

                 Software development costs                                 135,490              71,833
                 Depreciation                                               732,880             292,568
                                                                     ----------------------------------
                 Total deferred tax liabilities                             867,980             364,401
                 Net future income tax benefit                            5,484,616           1,680,838
                                                                     ----------------------------------
                 Valuation allowance for deferred tax assets            (5,426,103)         (1,622,325)
                                                                     ----------------------------------
                 Net deferred tax asset                                 $    58,513         $    58,513
                                                                     ==================================

Income tax expense consists of the following for the year ended December 31, 1996:

                          Current:
                             Federal                        $       -
                             State                                  -
                                                             --------
                                Total Current                       -
                          Deferred:
                             Federal                          171,263
                             State                             30,224
                                                             --------
                                 Total Deferred               201,487
                                                              -------
                                                            $ 201,487
                                                            =========

                CREDIT MANAGEMENT SOLUTIONS, INC. AND SUBSIDIARY

The Company's income tax expense for the year ended December 31, 1996 approximates the income tax expense that would have been recognized had the Company terminated its Subchapter S status on January 1, 1996. A reconciliation of income tax expense computed at the U.S. Federal statutory rate to the recorded amount of income tax expense is as follows:

                                                                        DECEMBER 31
                                                      ---------------------------------------------------
                                                         1998               1997               1996
                                                      ---------------------------------------------------
 Tax expense at U.S. statutory rate                   $  (3,253,811)    $   (1,271,138)       $   168,795
 Effect of permanent differences                             24,235              5,876             (7,137)

 Change in allocation of net loss in 1996
      between  C Corporation and Subchapter
      S Corporation                                               -           (132,744)                -
 Expense recorded upon termination of
      Subchapter S status                                                            -             39,829
 State income taxes
                                                           (574,202)          (224,319)                 -
 Effect of change in valuation allowance for
     deferred tax assets                                  3,803,778          1,622,325                  -
                                                      ---------------------------------------------------
 Total                                                $           -      $           -        $   201,487
                                                      ===================================================


At December 31, 1998 the Company had net operating loss carryforwards of $14,410,404 which will begin to expire in 2011.


3. EARNINGS (LOSS) PER SHARE

The following table summarizes the computations of basic and diluted earnings
(loss) per common share:

                                                                        YEAR ENDED DECEMBER 31
                                                        ------------------------------------------------------------
                                                            1998                 1997                   1996
                                                        ------------------------------------------------------------
Numerator for basic and diluted earnings (loss)
     per common share:
Net income (loss)                                          $(9,570,031)         $(3,738,643)             $  294,968
                                                        ============================================================
Denominator:
Denominator for basic earnings (loss) per common
   share - Weighted-average shares                           7,636,217            7,597,368               4,998,319
Effect of dilutive employee  stock options                           -                    -                 605,131
                                                        ------------------------------------------------------------
Denominator for diluted earnings (loss) per common
   share                                                     7,636,217            7,597,368               5,603,450
                                                        ------------------------------------------------------------
Basic earnings (loss) per common share                     $     (1.25)         $     (0.49)             $     0.06
                                                        ============================================================
Diluted earnings (loss) per common share                   $     (1.25)         $     (0.49)             $     0.05
                                                        ============================================================

                CREDIT MANAGEMENT SOLUTIONS, INC. AND SUBSIDIARY

Dilutive loss per share is equal to basic loss per share in 1998 and 1997 because if potentially dilutive securities were included in the computation, the result would be anti-dilutive. These potentially dilutive securities consist of stock options as described in Note 9.

In 1997 the Company adopted the provisions of Staff Accounting Bulletin No. 98 ("SAB 98"), issued by the SEC staff in February 1998. SAB 98 requires that registrants in initial public offerings consider all potentially dilutive securities issued for nominal consideration outstanding for all periods. Under the previous SEC regulations in SAB 83, the Company considered all potentially dilutive securities issued within a twelve month period prior to the initial public offering date at a price below the initial public offering prices as outstanding for all periods. The 1996 basic and diluted earnings per common share amounts have been restated to conform to the provisions of SAB 98. The effect of the adoption was to increase basic earnings per common share in 1996 by $.01. The adoption of SAB 98 in 1997 had no effect on basic and diluted loss per common share in 1998 and 1997.

4. SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Capital lease obligations of $26,565, and $77,779 were incurred when the Company entered into leases for new equipment during the years ended December 31 1997, and 1996, respectively. In 1998, the Company acquired equipment with a fair market value of $3,470,434 that was included in accounts payable at December 31, 1998.

Interest paid during the year ended December 31, 1998, 1997 and 1996 was $24,965, $56,171 and $109,207, respectively. The Company paid no amounts related to income taxes during the three years ended December 31, 1998.

5. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Uncompleted contracts consist of the following components:

                                       BALANCE SHEET CAPTION
                                 ----------------------------------------
                                      COSTS AND
                                 ESTIMATED EARNINGS BILLINGS IN EXCESS OF
                                    IN EXCESS OF     COSTS AND ESTIMATED
                                      BILLINGS             EARNINGS               TOTAL
                                 ----------------------------------------------------------
December 31, 1997:
  Costs and estimated earnings         $3,899,095         $   272,953          $4,172,048
  Billings                              3,395,220             861,475           4,256,695
                                 ----------------------------------------------------------
                                       $  503,875         $  (588,522)         $  (84,647)
                                 ==========================================================
December 31, 1998:
  Costs and estimated earnings         $1,573,861         $ 3,236,349          $4,810,210
  Billings                              1,327,030           4,280,364           5,607,394
                                 ----------------------------------------------------------
                                       $  246,831         $(1,044,015)         $ (797,184)
                                 ==========================================================


All receivables on contracts in-progress are expected to be collected within twelve months.

                CREDIT MANAGEMENT SOLUTIONS, INC. AND SUBSIDIARY

6. BANK LINE OF CREDIT

The Company has a revolving line of credit with a bank which allows for aggregate borrowings of $1.5 million through the expiration date of June 1, 1999. Borrowings under the line of credit are secured by the Company's accounts receivable and property and equipment, and bear interest at the bank's prime rate (8.50% at December 31, 1998). Under the terms of the loan agreement, the Company is required to comply with certain covenants including a restriction on assuming additional indebtedness without the prior written consent of the bank. The Company had no borrowings outstanding under this line of credit as of December 31, 1998 and 1997.

7. CAPITAL LEASE OBLIGATIONS

The Company leases equipment under capital leases. Property and equipment includes the following amounts for leases that have been capitalized:


                                                                           DECEMBER 31
                                                                   --------------------------
                                                                        1998          1997
                                                                   --------------------------
Computer equipment                                                  $220,119         $419,746
Office furniture and equipment                                       183,350          265,338
                                                                   --------------------------
                                                                     403,469          685,084
Less:  accumulated amortization                                      235,635          291,511
                                                                   --------------------------
                                                                    $167,834         $393,573
                                                                   ==========================

Amortization of leased assets is included in depreciation expense.

Future minimum payments under capital lease obligations consist of the following at December 31, 1998:

1999                                                                               $   79,973
2000                                                                                   24,412
                                                                                   ----------
Total minimum lease payments                                                          104,385
Less: amounts representing interest                                                     9,425
                                                                                   ----------
Present value of minimum capital lease payments (including current portion
  of $65,994)                                                                      $   94,960
                                                                                   ==========

                CREDIT MANAGEMENT SOLUTIONS, INC. AND SUBSIDIARY

8. Other Lease Obligations

During 1998, the Company relocated its corporate headquarters, and remains obligated under operating leases for unutilized space at the former headquarters. Accordingly, in 1998 the Company estimated the present value of its future minimum obligations and recorded $1,062,425 of expense. At December 31, 1998, approximately $330,299 is classified in accounts payable and accrued expenses and $732,126 is classified as other lease obligations. Repayment of these obligations is over the remaining contractual life of the leases and are as follows:

1999                                                                           $      386,536
2000                                                                                  394,068
2001                                                                                  396,718
                                                                               --------------
Total minimum lease payments                                                        1,177,322
Less: amounts representing interest                                                   114,897
                                                                               --------------
Present value of minimum lease payments (including current portion of
  $330,299)                                                                     $   1,062,425
                                                                               ==============


9.  STOCK OPTIONS

The Company records compensation expense for all stock-based compensation plans using the intrinsic value method prescribed by APB Opinion 25, Accounting for Stock Issued to Employees. ("APB No. 25"). Under APB No. 25, if the exercise price of the Company's employee stock options equals the estimated fair value of the underlying stock on the date of grant, no compensation expense is
generally recognized.   Financial Accounting Standards Board Statement No. 123,
Accounting for Stock-Based Compensation ("Statement No. 123"), encourages companies to recognize expense for stock-based awards based on their estimated value on the date of grant. Statement No. 123 requires the disclosure of pro forma income and earnings has per share data in the notes to the financial statements if the fair value method is not elected. The Company accounts for its stock-based compensation plans using the intrinsic value method, and supplementally discloses in these financial statements the pro forma information as if the fair value method has been adopted.

In 1996, the Company adopted the 1996 Credit Management Solutions, Inc. Non-Qualified Stock Option Plan ("the 1996 Plan"). The 1996 Plan provides for the granting of non-qualified options to purchase an aggregate of up to 2,750,000 shares of common stock to employees of the Company.

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

                CREDIT MANAGEMENT SOLUTIONS, INC. AND SUBSIDIARY

9.  STOCK OPTIONS (CONTINUED)

A summary of the Company's stock options activity and related information is as follows:


                                              1998                        1997                         1996
                                       ----------------------     ----------------------      -------------------------
                                                   WEIGHTED-                   WEIGHTED-                    WEIGHTED-A
                                                    AVERAGE                     AVERAGE                       VERAGE
                                                    EXERCISE                    EXERCISE                     EXERCISE
                                        OPTIONS      PRICE          OPTIONS      PRICE          OPTIONS       PRICE
                                       ----------------------     ----------------------      -------------------------
 Options outstanding -
    beginning of year                  2,691,844        $5.79      2,462,800       $5.37                -     $      -
 Granted                               1,201,880         7.33       266,,560        9.93        2,562,800         5.36

 Exercised                              (14,688)         7.70          (864)        5.00        (100,000)         5.00
 Forfeited                             (209,388)         5.00       (36,652)        7.90                -            -
                                       --------------------------------------------------------------------------------
 Options outstanding -
    end of year                        3,669,648        $6.33      2,691,844       $5.79        2,462,800        $5.37
                                       ======================     ======================      =========================


 Exercisable at end of year            1,583,228        $5.32      1,071,572       $5.26          560,760        $5.15
                                       ======================     ======================      =========================

 Weighted-average fair value
      of  options granted during
      the year at market value                          $4.33                    $6.03                           $0.82
                                                     ========               ============                    ===========

 Weighted average fair value
      of  options granted during
      the year at greater than
      market value                                      $2.41                     N/A                              N/A
                                                     ========               ============                    ===========



Exercise prices for options outstanding as of December 31, 1998 ranged from $4.06 to $13.13 as follows:


                                                           WEIGHTED-AVERAGE
       EXERCISE           OPTIONS          OPTIONS        REMAINING LIFE IN      WEIGHTED-AVERAGE
        PRICE           OUTSTANDING      EXERCISABLE            YEARS             EXERCISE PRICE
    ------------------------------------------------------------------------------------------------
      $4.06 to $5.38        2,324,068        1,445,778                   7.64                  5.00
      $6.00 to $8.00          750,100                0                    8.15                  6.95
      $8.25 to $9.60          255,380           95,030                   8.24                  9.34
     $9.75 to $10.50          300,100           22,420                   5.66                  9.95
    $12.38 to $13.13           40,000           20,000                   8.75                 12.66

     $4.06 to $13.13        3,669,648        1,583,228                   7.63                  6.19

All options granted under the Plan are subject to vesting provisions at the discretion of the Board of Directors. Options granted to date vest in varying percentages through 2003.

Pro forma net loss and loss per share information required by Statement No. 123 has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value of options granted in 1998 and 1997 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 5.5% in 1998 and 1997; dividend yield of 0% in 1998 and 1997; volatility factor of the expected market price of the Company's common stock of
 .81 and .67 in 1998 and 1997, respectively; and a weighted-average expected life of the options of five years in 1998 and 1997.

                CREDIT MANAGEMENT SOLUTIONS, INC. AND SUBSIDIARY

9.  STOCK OPTIONS (CONTINUED)

For the year ended December 31, 1996, pro forma net loss and loss per share information required by Statement No. 123 was determined using the minimum value method, due to the lack of sufficient information to calculate the fair value of granted options using Black-Scholes. The minimum value method calculates the fair value of options as the excess of the estimated fair value of the underlying stock at the date of grant over the present value of both the exercise price and the expected dividend payments, each discounted at the risk-free rate, over the expected life of the option. In determining the estimated fair value of granted stock options under the minimum value method, the risk-free interest rate was assumed to be 6%, the dividend yield was estimated to be 0%, an the expected life granted options was assumed to be five years.

Because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the minimum value method and other methods prescribed by Statement No. 123 do not necessarily provide a single measure of the fair value of its employee stock options.

For the purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's pro forma information follows:

                                    1998              1997             1996
                                -------------------------------------------------
 Pro forma net loss             $(11,068,442)       $(4,785,660)     $(1,386,032)

 Pro forma earnings per
 share:  Basic and diluted            $(1.45)            $(0.63)          $(0.28)


10. PROFIT SHARING PLAN

The Company maintains a 401(k) profit sharing plan which covers all employees with at least six months of service. In addition, the Company may make a discretionary contribution based on each eligible participant's compensation. Participant contributions vest immediately and employer contributions vest over a six year period. In January 1996, the Company began matching 20% per annum of the first $1,000 contributed to the plan by each employee. Contributions for the years ended December 31, 1998 and 1997 were $33,189 and $23,315, respectively.

11. CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts.

To date, these financial instruments have been derived from revenues earned primarily from banks and other financial institutions located in the United States. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses; historically, such losses have been insignificant and within management's expectations. At December 31, 1998, 23% of accounts receivable was due from one customer. At December 31, 1997, 22% of accounts receivable was due from two customers. For the year ended December 31, 1998, one customer accounted for 10% of total revenues.

                CREDIT MANAGEMENT SOLUTIONS, INC. AND SUBSIDIARY

12. OPERATING LEASES

The Company leases certain office space and equipment under non-cancelable operating lease agreements which expire through 2003. Future minimum lease payments at December 31, 1998 for leases with initial terms of one year or more consist of the following, excluding the former headquarters lease described in
Note 8:

1999                                                                     $  1,588,075
2000                                                                        1,565,257
2001                                                                        1,593,216
2002                                                                        1,564,146
2003                                                                        1,532,434
Thereafter                                                                  7,335,083
                                                                         ------------
Total minimum lease payments                                             $ 15,178,211
                                                                         ============

Rent expense under all operating leases for the year ended December 31, 1998, 1997 and 1996 was $2,359,666, $891,360 and $472,455, respectively.

13. SEGMENT REPORTING

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("Statement No. 131"). Statement No. 131 supercedes Financial Accounting Standards Board Statement No. 14, Financial Reporting for Segments of a Business Enterprise ("Statement No. 14") and establishes new standards for the way public business enterprises report selected information about operating segments in annual and interim financial statements. It also established standards for related disclosures about products and services, geographical areas, and major customers. Statement No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. The Company adopted Statement No. 131 in 1998, and accordingly the disclosures for all periods have been presented to conform to Statement No. 131 requirements.

From inception through 1996, the Company operated predominantly in a single segment. With the introduction of new products and services commencing in 1997 the Company has adopted, effective in 1998, a matrix oriented 'line of business' organizational structure. Under this structure, products and services have been organized into three distinct business lines, Credit Decisioning Systems (CDS), E-Commerce and Service Bureau Alliances (SBA). The CDS business line, which includes the CreditRevue software product and related services, represents the Company's historical single segment and through 1996 was responsible for virtually all of the Company's revenues and profits or losses. The E-Commerce business line includes the CreditConnection, LenderLink, and CreditOnline services. The SBA business line includes the OneScore product, the Portfolio Monitoring service and the CreditRevue Service Bureau offerings.

The Company evaluates performance and allocated resources based on income from operations before depreciation and amortization, corporate general and administrative expenses. Assets are not apportioned by segment and are not reviewed by the Chief Operating Decision Maker in reviewing segment performance. The accounting policies used by the reportable segments are the same as those used by the Company and described in Note 1 to the consolidated financial statements. There are no intercompany sales or transfers. The segments are managed separately by Business Line Managers who are most familiar with segment operations. The following table sets forth information on the Company's reportable segments:


                  YEAR ENDED DECEMBER 31, 1998
     ----------------------------------------------------------------------------------
                                CDS        E-COMMERCE       SBA             TOTAL
     ----------------------------------------------------------------------------------
     REVENUES                15,257,783     1,275,020       369,971        16,902,774
     ----------------------------------------------------------------------------------
     SEGMENT PROFIT (LOSS)    4,792,685    (3,718,657)   (1,170,070)          (96,042)
     ----------------------------------------------------------------------------------



                  YEAR ENDED DECEMBER 31, 1997
     -------------------------------------------------------------
                                CDS     E-COMMERCE       TOTAL
     -------------------------------------------------------------
     REVENUES               16,516,921     640,818     17,157,739
     -------------------------------------------------------------
     SEGMENT PROFIT (LOSS)   5,526,528  (4,105,753)     1,420,775
     -------------------------------------------------------------





                  YEAR ENDED DECEMBER 31, 1996
     ---------------------------------------------------
                                  CDS          TOTAL
     ---------------------------------------------------
     REVENUES                 14,253,269      14,253,269
     ---------------------------------------------------
     SEGMENT PROFIT (LOSS)     4,094,355       4,094,355
     ---------------------------------------------------

A reconciliation of segment profit for all segments to income before income taxes is as follows:

     -----------------------------------------------------------------------------
                                                1998        1997         1996
     -----------------------------------------------------------------------------
     Operating profit:
     -----------------------------------------------------------------------------
       Total segment profit (loss)           (96,042)    1,420,775      4,094,355
     -----------------------------------------------------------------------------
       Corporate, general and
        administrative expenses           (8,916,176)   (5,672,292)    (3,744,600)
     -----------------------------------------------------------------------------
       Depreciation and amortization      (1,321,105)     (719,329)       (80,040)
     -----------------------------------------------------------------------------
       Net interest income                   763,292     1,232,203        226,740
     -----------------------------------------------------------------------------
       Income (loss) before income taxes  (9,570,931)   (3,738,643)       496,455
     -----------------------------------------------------------------------------

Substantially all of the revenue and assets of the Company's reportable segments are attributed to or located in the United States.