Form 10-K405/A
period 1998-12-31
CREDIT MANAGEMENT SOLUTIONS INC
filed 1999-04-16
CIK 1024339

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

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

- In the Consumer Centric model the consumer is in control of the process. Unlike other online financing options, which usually provide consumers with an offer from only one lender, consumers can receive multiple offers within minutes using the CMSI technology and network. Under this model, the lender pays a transaction fee as well as a fee on a closed loan basis. Dealers enrolled in this model may pay a lead generation fee to receive qualified consumers and a subscription fee for CreditConnection.




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

Future Capital Needs; Uncertainty of Additional Financing

The Company currently anticipates that its available cash resources combined with anticipated funds from operations and its bank line of credit will be sufficient to meet its presently anticipated working capital and capital expenditure and debt repayment requirements through 1999. Thereafter, the Company may need to raise additional funds. The Company may need to raise additional funds sooner in order to fund more rapid expansion, to develop new or enhanced products and services, to respond to competitive pressures or to acquire complimentary businesses or technologies. If additional funds are raised through the issuance of equity securities, the percentage ownership of the stockholders of the Company will be reduced, stockholders may experience additional dilution, or such equity securities may have rights, preferences or privileges senior to those of the holders of the Company's Common Stock. There can be no assurance that additional financing will be available when needed on terms favorable to the Company or at all. If adequate funds are not available or are not available on acceptable terms, the Company may be unable to develop or enhance its products and services, take advantage of future opportunities or respond to competitive pressures, which could have a material adverse effect on the Company's business, results of operations and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

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

         - System Analysts - System Analysts review individual products to identify Year 2000 issues.

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

Credit Decisioning Systems (New). For new credit decisioning systems (i.e., system which were not used by customers until after the Year 2000 Program was applied to the system), the Company performs the following activities:

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

    2.   The Year 2000 modifications are made.

    3.   The modifications are tested.

    4. For any subsequent releases, the Company analyzes the changes for compliance with the Company's Year 2000 coding standards. The Company makes any required modifications to the code.

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

Costs

As of December 31, 1998, all expenses have been associated with the opportunity cost of time spent by employees of the Company on the Year 2000 Program, particularly on the analysis, development, testing and implementation relating to software products and software-related services provided to customers. The Company estimates that the opportunity cost incurred as of December 31, 1998 is approximately $1 million. This cost can be allocated as follows: $465,000 to credit decisioning systems, $160,000 to e-commerce systems, $75,000 to service bureau systems, and $300,000 to Year 2000 Program management, project oversight, and client and vendor communications. To complete the Year 2000 Program, in addition to the opportunity costs of employees' time, the Company may also need to purchase replacement products. The Company's projected costs of the entire Year 2000 Program is $2.3 million.

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

                27.1      Financial Data Schedule***


-------------------------
* Incorporated by reference to the Exhibits filed with the Company's Registration Statement on Form S-1, File No. 333-14007.

** Incorporated by reference to the Company's 1997 Proxy Statement, file no. 000-21735

*** Incorporated by reference to the Company's 1998 Form 10-K, file no. 000-21735

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Credit Management Solutions, Inc.

By:      /s/ James R. DeFrancesco                                            April 14, 1999
         --------------------------------------------------------
         James R. DeFrancesco
         Chairman, Chief Executive Officer and
         Chairman of the Board of Directors (Principal
         Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:       /s/ James R. DeFrancesco                          April 14, 1999
         -----------------------------
         James R. DeFrancesco
         President, Chief Executive Officer and
         Chairman of the Board of Directors (Principal
         Executive Officer)

By:       /s/ Peter M. Leger                                April 14, 1999
         ------------------------------------
         Peter M. Leger
         President,  Chief Operating Officer and
         Director

By:       /s/ Scott L. Freiman                              April 14, 1999
         ----------------------------------
         Scott L. Freiman
         Executive Vice President and Director

By:       /s/ Miles H. Grody                                April 14, 1999
         -----------------------------------
         Miles H. Grody
         Senior Vice President and Director

By:       /s/ Robert P. Vollono                             April 14, 1999
         -----------------------------------
         Robert P. Vollono
         Senior Vice President, Treasurer,
         Chief Financial Officer and
         Director (Principal Financial and Accounting
         Officer)

By:       /s/ Stephen X. Graham                             April 14, 1999
         -------------------------------
         Stephen X. Graham
         Director

By:       /s/ John J. McDonnell, Jr.                        April 14, 1999
         -------------------------------
         John J. McDonnell, Jr.
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



                                                      /s/ Ernst & Young LLP

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