Form 10-Q
period 1999-03-31
CREDIT MANAGEMENT SOLUTIONS INC
filed 1999-05-17
CIK 1024339

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------


                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 1999
                               -------------------------------------------

                                       OR



[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------    ------------------------

                      Commission file number    000-21735


                        CREDIT MANAGEMENT SOLUTIONS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                                           52-1549401
-------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)                 (I.R.S. Employer Identification No.)


135 National Business Parkway, Annapolis Junction, MD                 20701
---------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code     (301) 362-6000
                                                   -----------------------


   FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                    REPORT.

       Indicate by check _ whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X      No
                                                ---        ----

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,654,291 shares of the Company's Common Stock, $.01 par value, were outstanding as of May 10, 1999

                        CREDIT MANAGEMENT SOLUTIONS, INC.

                        Index to March 31, 1999 Form 10-Q



                                                                                                                    Page
                                                                                                                    ----
                         Part I -- Financial Information

Item 1.  Financial Statements (unaudited)..............................................................................3

         Consolidated Balance Sheets -- March 31, 1999 and December 31, 1998...........................................3

         Consolidated Statements of Operations -- Three Months Ended
            March 31, 1999 and 1998....................................................................................4

         Consolidated Statements of Cash Flows -- Three Months Ended March 31,
            1999 and 1998..............................................................................................5

         Notes to Consolidated Financial Statements....................................................................6

Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations.............................................................7

                          Part II -- Other Information

Item 1.  Legal Proceedings............................................................................................22

Item 2.  Changes in Securities........................................................................................22

Item 3.  Defaults upon Senior Securities..............................................................................22

Item 4.  Submission of Matters to a Vote of Security Holders..........................................................22

Item 5.  Other Information............................................................................................22

Item 6.  Exhibits and Reports on Form 8-K.............................................................................22

         Signatures...................................................................................................24

                CREDIT MANAGEMENT SOLUTIONS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                                      MARCH 31,               DECEMBER 31,
                                                                                         1999                     1998
                                                                                -----------------------  ------------------------
                                                   ASSETS                            (UNAUDITED)
CURRENT ASSETS:
      Cash and cash equivalents                                                    $         3,993,172           $     3,090,565
      Investments available-for-sale                                                         1,819,493                 6,482,021
      Accounts receivable, net of allowance of $443,447 and $352,664 in 1999
      and 1998, respectively                                                                 5,366,731                 5,487,202
      Costs and estimated earnings in excess of billings on uncompleted
      contracts                                                                                549,276                   246,831
      Prepaid expenses and other current assets                                                662,441                   280,515
      Deferred income taxes                                                                     58,513                    58,513
                                                                                -----------------------  ------------------------
Total current assets                                                                        12,449,626                15,645,647
                                                                                -----------------------  ------------------------

PROPERTY AND EQUIPMENT:
      Computer equipment and software                                                        7,753,986                 7,306,811
      Office furniture and equipment                                                         1,679,624                 1,657,294
      Leasehold improvements                                                                 2,648,754                 2,661,291
                                                                                -----------------------  ------------------------
                                                                                            12,082,364                11,625,396
Accumulated depreciation and amortization                                                  (3,001,127)               (2,549,451)
                                                                                -----------------------  ------------------------
                                                                                             9,081,237                 9,075,945
Software development costs, net of accumulated amortization of
     $328,234 and $298,304 in 1999 and 1998, respectively                                      831,199                   338,724
Other assets                                                                                    50,253                    49,360
                                                                                -----------------------  ------------------------

Total assets                                                                         $      22,412,315    $           25,109,676
                                                                                =======================  ========================

                                 LIABILITIES AND SHAREHOLDERS' EQUITY

      Accounts payable and accrued expenses                                          $       4,339,884    $            5,798,379
      Accrued payroll and related expenses                                                   1,070,131                   668,630
      Billings in excess of costs and estimated earnings on uncompleted
      contracts                                                                                770,030                 1,044,015
      Deferred revenue                                                                       2,294,256                 2,921,923
      Current portion of capital lease obligations                                              67,837                    65,994
                                                                                -----------------------  ------------------------
Total current liabilities                                                                    8,542,138                10,498,941

LONG-TERM DEBT:
      Capital lease obligations, less current portion                                           10,334                    28,966
      Other lease obligations, less current portion                                            636,346                   732,126
                                                                                -----------------------  ------------------------
Total liabilities                                                                            9,188,818                11,260,033
      Commitments and contingent liabilities                                                         -                         -

SHAREHOLDERS' EQUITY:

      Preferred stock, $.01 par value; 1,000,000 shares authorized; no shares
      issued or outstanding                                                                          -                         -
      Common stock, $.01 par value; 40,000,000 shares authorized;
      7,654,291 and  7,649,770 shares issued and outstanding at March 31,
      1999 and December 31, 1998, respectively                                                  76,543                    76,497
      Additional paid-in capital                                                            26,872,607                26,853,194
      Accumulated deficit                                                                 (13,725,653)              (13,080,048)
                                                                                -----------------------  ------------------------
Total shareholders' equity                                                                  13,223,497                13,849,643
                                                                                -----------------------  ------------------------
Total liabilities and shareholders' equity                                          $       22,412,315    $           25,109,676
                                                                                =======================  ========================

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                CREDIT MANAGEMENT SOLUTIONS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                     THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                -------------------------------------------------------------
                                                                            1999                            1998
                                                                -----------------------------   -----------------------------
                                                                        (UNAUDITED)                     (UNAUDITED)

REVENUES:
      License and software development fees                                       $3,553,099                      $2,773,455
      Maintenance fees                                                             1,191,197                         982,693
      Computer hardware sales                                                        778,827                         174,142
      Service bureau revenues                                                        608,608                         312,727
                                                                -----------------------------   -----------------------------
Total revenues                                                                     6,131,731                       4,243,017

COSTS OF REVENUES:
      Cost of license and software development fees                                1,704,541                       1,831,724
      Cost of maintenance fees                                                       270,480                         261,633
      Cost of computer hardware sales                                                784,840                         247,006
      Cost of service bureau                                                         806,467                         699,306
                                                                -----------------------------   -----------------------------
                                                                                   3,566,328                       3,039,669
                                                                -----------------------------   -----------------------------
Gross Profit                                                                       2,565,403                       1,203,348

OTHER OPERATING EXPENSES:
      Selling, general and administrative expenses                                 2,899,572                       2,322,301
      Research and development costs                                                 356,823                         484,876
                                                                -----------------------------   -----------------------------
                                                                                   3,256,395                       2,807,177
                                                                -----------------------------   -----------------------------
Loss from operations                                                               (690,992)                     (1,603,829)

OTHER INCOME (EXPENSE):
      Interest expense                                                               (9,732)                         (7,460)
      Interest income                                                                 55,119                         253,557
                                                                -----------------------------   -----------------------------
                                                                                      45,387                         246,097
                                                                -----------------------------   -----------------------------

Net loss                                                                          $(645,605)                    $(1,357,732)
                                                                =============================   =============================

Basic loss per common share                                                       $   (0.08)                    $     (0.18)
                                                                =============================   =============================
Weighted average shares used in computation                                        7,654,291                       7,619,625
                                                                =============================   =============================

Dilutes loss per common share                                                     $   (0.08)                    $     (0.18)
                                                                =============================   =============================
Weighted average shares used in computation                                        7,654,291                       7,619,625
                                                                =============================   =============================

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                CREDIT MANAGEMENT SOLUTIONS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                            -------------------------------------------------------
                                                                                      1999                         1998
                                                                            -------------------------  ----------------------------
                                                                                   (UNAUDITED)                 (UNAUDITED)
OPERATING ACTIVITIES:
Net loss                                                                      $            (645,605)       $           (1,357,732)
ADJUSTMENTS:
      Depreciation                                                                           458,232                       237,887
      Amortization of software development costs                                              29,930                        29,930
      Amortization of discount debt on securities included in interest
      income                                                                                (45,535)                      (22,745)
      Loss (gain) on disposal of property and equipment                                       15,937                             -
CHANGES IN OPERATING ASSETS AND LIABILITIES:
      Accounts receivable, net                                                               120,471                       974,039
      Prepaid expenses and other current assets                                            (381,926)                        59,560
      Accounts payable                                                                   (1,458,495)                     (922,244)
      Accrued payroll and related expenses                                                   401,501                     (154,185)
      Net billings in excess of costs and estimated
        gross profit on uncompleted contracts                                              (576,429)                     (715,676)
      Deferred revenue                                                                     (627,667)                     (157,107)
      Other lease obligations                                                               (95,780)
                                                                            -------------------------  ----------------------------
NET CASH USED IN OPERATING ACTIVITIES                                                    (2,805,366)                   (2,028,273)

INVESTING ACTIVITIES:
      Purchase of investments available-for-sale                                           4,708,063                   (9,889,167)
      Proceeds from sale of property and equipment                                               533                             -
      Purchase of property and equipment                                                   (479,994)                     (693,775)
      Capitalized software development costs                                               (522,405)                             -
      Increase in other assets                                                                 (893)                      (58,607)
                                                                            -------------------------  ----------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                        3,705,304                  (10,641,549)

FINANCING ACTIVITIES:
      Payments under capital lease obligations                                              (16,790)                      (48,823)
      Proceeds from exercise of stock options                                                      -                        43,740
      Proceeds from issuance of common stock                                                  19,459                        38,951
                                                                            -------------------------  ----------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                      2,669                        33,868
                                                                            -------------------------  ----------------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                      902,607                  (12,635,954)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                           3,090,565                    20,569,300
                                                                            -------------------------  ----------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $         3,993,172      $              7,933,346
                                                                            =========================  ============================

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                CREDIT MANAGEMENT SOLUTIONS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.      BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereof included in the Company's annual report or Form 10-K, for the year ended December 31, 1998.

NOTE 2.      CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The cost of these investments is equivalent to fair value.

NOTE 3.      INVESTMENTS

Available-for-sale securities are carried at fair value, as measured on quoted exchanges, with unrealized security holding gains and losses recognized in comprehensive income. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in interest income. Unrealized security holding gains are recognized in comprehensive income.

At March 31, 1999, available-for-sale securities consisted of municipal, corporate and government agency obligations, the cost of which approximates fair value. The Company has not had significant realized or unrealized gains or losses on its investments during the periods presented. These investments are classified as current as all maturities are less than one year.

NOTE 4.  LOSS PER SHARE

The following table summarizes the computations of loss per share:

                                                                                    THREE MONTHS ENDED MARCH 31
                                                                        ------------------------------------------------------
                                                                                1999                         1998
                                                                        ---------------------------   ------------------------

Numerator for basic and diluted loss per
      common share:
Net loss                                                                $                (645,605)       $         (1,357,732)
                                                                        ===========================   ========================
Denominator:
Denominator for basic and diluted loss per
      common share - weighted-average shares                                             7,654,291                   7,619,625
                                                                        ===========================   ========================

Basic and diluted loss per common share                                 $                   (0.08)       $              (0.18)
                                                                        ===========================   ========================

Dilutive loss per common share is equal to basic loss per common share because if potentially dilutive securities were included in the computations, the results would be anti-dilutive.

NOTE 5. COST AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Uncompleted contracts consist of the following components:

                                                        BALANCE SHEET CAPTION
                                     ---------------------------------------------------------------
                                      COSTS AND ESTIMATED                 BILLINGS IN EXCESS
                                          EARNINGS IN                        OF COSTS AND
                                       EXCESS OF BILLINGS                 ESTIMATED EARNINGS                   TOTAL
                                     ------------------------------------------------------------------------------------------
December 31, 1998:
      Cost and estimated earnings      $              1,573,861      $                    3,236,349      $           4,810,210
      Billings                                        1,327,030                           4,280,364                  5,607,394
                                     ---------------------------   ---------------------------------  -------------------------
                                       $                246,831      $                  (1,044,015)      $           (797,184)
                                     ===========================   =================================  =========================
March 31, 1999:
      Cost and estimated earnings      $              3,099,184      $                    3,187,063      $           6,286,247
      Billings                                        2,549,908                           3,957,093                  6,507,001
                                     ---------------------------   ---------------------------------  -------------------------
                                       $                549,276      $                    (770,030)      $           (220,754)
                                     ===========================   =================================  =========================

All receivables on contracts in progress are expected to be collected within twelve months.

NOTE 6. SEGMENT REPORTING

Segment Reporting
                        Three months ended March 31, 1999

------------------------------------------------------------------------------------------------------------
                                    CDS              E-Commerce                SBA                 Total
------------------------------------------------------------------------------------------------------------
Revenues                         5,523,123               371,897               236,711            6,131,731
------------------------------------------------------------------------------------------------------------
Segment profit (loss)            2,460,584           (1,119,306)             (282,504)            1,058,774
------------------------------------------------------------------------------------------------------------

                        Three months ended March 31, 1998

-------------------------------------------------------------------------------------------------------
                                 CDS              E-Commerce             SBA                Total
-------------------------------------------------------------------------------------------------------
Revenues                        4,008,063               106,049            128,905           4,243,017
-------------------------------------------------------------------------------------------------------
Segment profit(loss)            1,319,256             (764,256)          (224,885)             330,115
-------------------------------------------------------------------------------------------------------

A reconciliation of segment profit for all segments to income before income taxes is as follows:

                          Three months ended March 31,

 ------------------------------------------------------------------------------------------
                                                                   1999           1998
 ------------------------------------------------------------------------------------------
 Total segment profit                                            1,058,774         330,115
 ------------------------------------------------------------------------------------------
 Corporate, general and administrative expenses                (1,261,604)     (1,666,127)
 ------------------------------------------------------------------------------------------
 Depreciation and amortization                                   (488,162)       (267,817)
 ------------------------------------------------------------------------------------------
 Net interest income                                                45,387         246,097
 ------------------------------------------------------------------------------------------
 Loss before income taxes                                        (645,605)     (1,357,732)
 ------------------------------------------------------------------------------------------

Substantially all of the revenues and assets or the Company's reportable segments are attributed to or located in the United States.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's interim results of operations and financial condition. This discussion should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. This report contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company. Investors are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements, investors should carefully consider the various factors identified in this Report which could cause actual results to differ materially from those indicated by such forward-looking statements, including the matters set forth in "--Certain Factors That May Affect Future Results, Financial Condition and the Market Price of Securities."

OVERVIEW

The Company was incorporated in 1987 to commercialize an automated credit processing system developed by James R. DeFrancesco, the Company's Chairman and Chief Executive Officer, and Scott L. Freiman, the Company's Executive Vice President, while they were employed by American Financial Corporation ("AFC"), an automobile finance servicing company owned by Mr. DeFrancesco. AFC was acquired in October 1987 by Perpetual Savings Bank, FSB. Mr. DeFrancesco and Mr. Freiman retained ownership of AFC's credit processing software which formed the basis for CreditRevue. CreditRevue was initially released in 1988. Since its initial release, the Company has continually enhanced CreditRevue in response to the needs of its customers. CreditConnection became commercially available in July 1996. The OneScore service, developed in conjunction with Dun & Bradstreet, was commercially released in the fourth quarter of 1997. The Portfolio Monitoring service and CreditRevue Service Bureau were commercially released in the first quarter of 1998. CreditRevue for Student Lending was introduced in the fourth quarter of 1998. The Company introduced its internet lending solution, Credit Online, and CreditRevue Maestro software during the first quarter of 1999.

License fees for CreditRevue are recognized based on a percentage-of-completion method, measured generally on a cost-incurred basis. The Company typically charges a nonrefundable fee of 25% of the preliminary estimate of the total license fee to develop an analysis of the customer's credit operations and a plan for the configuration and implementation of CreditRevue according to the customer's requirements. Costs consist primarily of direct labor, temporary contract labor and office space. Contracts in progress are reviewed periodically, and revenues and earnings are adjusted based on revisions in contract value and estimated time to completion. The Company recognizes revenue for maintenance fees pro rata over the term of the related agreement, which is generally one year. Maintenance fees received in advance of revenue recognition are included in deferred revenue. In addition, as a convenience to its customers, the Company offers third-party computer hardware through various reseller arrangements. However, neither third-party hardware nor third-party software sales are a focus of the

Company's overall marketing strategy. For the three months ended March 31, 1999, revenues from third-party hardware and software sales accounted for 12.7% and 0.5% of total revenues, respectively. Revenues from resales of third-party computer hardware and software are recognized at the time of shipment and installation.

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

As of March 31, 1999, the Company had 22 employees in its sales and marketing organization. The Company intends to hire additional sales and marketing personnel in the future to help the Company expand its market presence. Competition for such personnel is intense, and there can be no assurance that the Company can retain its existing sales personnel or that it can attract, assimilate or retain additional highly qualified sales persons in the future. If the Company is unable to hire such personnel on a timely basis, the Company's business, results of operations and financial condition could be materially and adversely affected.

     RESULTS OF OPERATIONS

Total Revenues. Total revenues increased 44.5% from $4.2 million in the three months ended March 31, 1998 to $6.1 million in the three months ended March 31, 1999. The Company's revenues are derived from four sources: license and software development fees, maintenance fees, computer hardware sales and service bureau revenues.

License and Software Development Fees. CreditRevue accounted for virtually all of the Company's license and software development fee revenue through March 31, 1999. License and software development fees increased 28.1% from $2.8 million in the three months ended March 31, 1998 to $3.6 million in the three months ended March 31, 1999. The increase during this period resulted from increased market acceptance of CreditRevue and increased demand for the Company's professional consulting services.

Maintenance Fees. Maintenance fees include fees from software maintenance agreements. Maintenance fees increased 21.2% from $1.0 million in the three months ended March 31, 1998 to $1.2 million in the three months ended March 31, 1999. The growth in these revenues during the periods presented was the result of increased maintenance fees associated with the increased number of licenses of CreditRevue outstanding during such periods.

Computer Hardware Sales. Computer hardware sales revenue increased 347.2% from $0.2 million in the three months ended March 31, 1998 to $0.8 million in the three months ended March 31, 1999. Computer hardware sales revenue consists of revenues received from resales of third-party hardware in connection with the license and installation of the Company's software. The fluctuation in such revenues during these periods is the result of customer purchase preferences for computer hardware systems. In certain instances, CreditRevue customers have volume discount arrangements with hardware resellers making them eligible for discounts greater than those offered by the Company.

Service Bureau Fees. Service Bureau revenues originate from several sources including: CreditConnection transaction and interface fees, Dun & Bradstreet OneScore, Portfolio Management transaction and implementation fees and CreditRevue Service Bureau. Total Service Bureau revenues increased 94.6% from $0.3 million for the quarter ended March 31, 1998 as compared to $0.6 million for the quarter ended March 31, 1999. The CreditConnection service generated $372,000 of revenue in the quarter ended March 31, 1999 compared to $219,000 for the period ended March 31, 1998, an increase of 70.0%. Dun & Bradstreet OneScore was commercially released in the fourth quarter of 1997, Portfolio Monitoring and CreditRevue Service Bureau were commercially released in the first quarter of 1998. These Service Bureau products account for an aggregate revenue of $237,000 in the quarter ended March 31, 1999 representing an increase of 152.1% over the $94,000 recorded in the quarter ended March 31, 1998.

Cost of License and Software Development Fees. Cost of license and software development fees consist primarily of salaries and benefits for in-house programmers, the cost of temporary contract labor and costs for office space. Cost of license and software development fees decreased 6.9% from $1.8 million in the three months ended March 31, 1998 to $1.7 million in the three months ended March 31, 1999. As a percentage of license fee and software development revenue, cost of license and software development fees were 66.0% and 48.0% in the three months ended March 31, 1998 and 1999, respectively. The decrease in cost of license and software fees as a percentage of license and software development fees relates to the fluctuation in the Company's quarterly revenues and the costs associated with in-house programmers and temporary contract labor. Revenue fluctuations results in corresponding fluctuations in the extent to which the Company employs temporary contractors. The net reduction in costs of $0.1 million is the result of lower costs for the in-house programmers of approximately $0.2 million offset by increased costs of temporary contractors of approximately $0.1 million. With respect to temporary contractors, the Company's costs on a full-time equivalent basis for these contractors is generally twice the amount incurred by the Company for its in-house technical personnel.

Costs of Maintenance Fees. Cost of maintenance fees consists primarily of personnel and related costs for customer maintenance and support. Cost of maintenance fees increased 3.4% from $0.3 million in the three months ended March 31, 1998 to $0.3 million in the three months ended March 31, 1999. As a percentage of maintenance fee revenue, cost of maintenance fees was 26.6% and 22.7% in the three months ended March 31, 1998 and 1999, respectively. The dollar increase in the cost of maintenance fees reflects the growth in license fees for CreditRevue during the periods presented and the resultant increase in the number of installations. The fluctuation in the percentage of cost of maintenance fees to maintenance fee revenues in 1998 and 1999 results from incremental increases in office related expenses for maintenance personnel as maintenance revenues have increased. Staffing utilization efficiencies will vary based on the timing and training of additions to maintenance staff personnel. Additionally, the cost of maintenance for third party software that is resold is included in cost of maintenance fees for the period ended March 31, 1999.

Cost of Computer Hardware Sales. Cost of computer hardware sales consists of (i) the Company's cost of computer hardware resold to the Company's customers that are licensing CreditRevue and (ii) salaries and benefits for systems integration employees. Cost of computer hardware sales increased 217.7% from $0.2 million in the three months ended March 31, 1998 to $0.8 million in the three months ended March 31, 1999. As a percentage of computer hardware sales revenue, cost of computer hardware sales was 141.8% and 101% in the three months ended March 31, 1998 and 1999, respectively. The decrease in the cost of computer hardware sales as a percent of revenue is the result of increased hardware margins resulting from increased hardware sales, while fixed expenses, primarily personnel-related in nature, remained constant during the same period.

Cost of Service Bureau Revenues. Cost of service bureau fees consist primarily of personnel costs associated with the operation and support of the service bureau. Other costs of service bureau revenues include equipment rental expenses, communications network costs from third parties and hardware and software pass through expenses. Service bureau costs for the three months ended March 31, 1998 and 1999 were $0.7 million and $0.8 million, respectively. Cost of service bureau revenues during the three months ended March 31, 1998 and 1999 exceeded service bureau revenues because of start up costs associated with establishing the service bureau. As these new services continue to gain market acceptance, corresponding costs of service bureau fees are expected to decrease as a percent of service bureau revenues.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 24.9% from $2.3 million in the three months ended March 31, 1998 to $2.9 million in the three months ended March 31, 1999. Of this $0.6 million increase, approximately $0.3 million related to payroll expenses which resulted primarily from an increase in the Company's sales staff and approximately $0.3 million of the increase related to non-salary based administrative expenses, consisting primarily of depreciation and communications expenses.

Research and Development Costs. Research and development costs consist primarily of salaries and benefits of in-house programmers. These costs decreased $0.1 million during the three months ended March 31, 1999 as compared to the three months ended March 31, 1998 due primarily the capitalization of certain development costs associated with the Company's CreditRevue Maestro product. The CreditRevue Maestro product is a robust automated analysis engine for evaluating and decisioning consumer and small business credit applications. Technological feasibility of CreditRevue maestro was deemed to have occurred November 1, 1998 at which point capitalization of certain expenses commenced. During the three months ended March 31, 1999, approximately $0.4 million of expenses related to the development of CreditRevue Maestro were capitalized. All development activities during the three months ended March 31, 1998 were expensed. During the period from September 1994, the direct payroll costs of certain programmers were capitalized as software development costs. See Note 1 to Notes to Consolidated Financial Statements in the Company's 10-K or Annual Report for the year ended December 31, 1998.

Interest Income (Expense). Net interest income decreased to $0.1 million in the three months ended March 31, 1999 from $0.3 million in the first three months ended March 31, 1998.

     LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its working capital needs, operating losses and investments in property and equipment from the net proceeds from the Company's initial public offering completed in December 1996. During the three months ended March 31, 1998, the Company consumed net cash in operating activities of $2.0 million. During the three months ended March 31, 1999, the Company consumed $2.8 million of cash in operating activities. The primary use of cash in operations during the three months ended March 31, 1999, was the reduction of accounts payable of approximately $1.5 million and increases in prepaid expenses, deferred revenue and net billings in excess of costs and estimated gross profit on uncompleted contracts totaling approximately $1.4 million in the aggregate.

The Company's cash used in investing activities consists principally of investments in property and equipment. During the three months ended March 31, 1998 and 1999, the Company invested a total of $0.7 and $0.5 million in property and equipment, respectively. These investments were directly attributable to the Company's growth in operations. The Company does not have any material commitments for the purchase of property and equipment at March 31, 1999.

The Company has historically relied principally on its bank line of credit and proceeds from its initial public offering completed in December 1996 for its financing needs. The Company received $22.6 million of net proceeds from its initial public offering. The Company maintains a secured bank line of credit in the amount of $1.5 million, of which the balance outstanding at March 31, 1999 was approximately $48,000. The line of credit bears interest at the bank's prime rate per annum (8.5% at March 31, 1999). Further, the bank's line of credit requires the bank's written consent prior to, among other things, (i) the payment of cash dividends, (ii) the Company's engagement in a substantially different business activity, or (iii) the purchase by the Company of any interest in another enterprise or entity

The Company currently anticipates that its available cash resources, expected cash flows from operations, and its bank line of credit will be sufficient to meet its presently anticipated working capital, capital expenditure and debt repayment requirements through 1999.

Impact of Year 2000.

Year 2000 Issue

The Year 2000 issue is a result of computer programs which store or process date-related information using only two digits to represent the year. These programs may not be able to properly distinguish between a year in the 1900's and a year in the 2000's. Failure of these programs to distinguish between the two centuries could cause the programs to yield erroneous results or even to fail.

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

CREDIT DECISIONING SYSTEMS (NEW). For new credit decisioning systems (i.e., systems which were not used by customers until after the Year 2000 Program was applied to the system), the Company performs the following activities:

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

As of March 31, 1999, approximately 90% of the analysis, remediation and testing had been completed, collectively, for the Company's customers' credit decisioning systems. The implementation phase for the credit decisioning customers is largely dependent on the customers' schedules, and for those customers which have not implemented the necessary changes to their credit decisioning systems, the Company is working with those customers to implement the changes as soon as possible. As of March 31, 1999, approximately 80% of the analysis, remediation, testing and implementation had been completed for the software and systems comprising the Company's e-commerce systems, which is scheduled to be completed during the second quarter of 1999. As of March 31, 1999, approximately 90% of the analysis, remediation, testing and implementation had been completed for the Company's service bureau systems, which is also scheduled to be completed during the second quarter of 1999. The Company has also implemented analysis and testing procedures to ensure that any enhancements to a system following the completion of the analysis, remediation, testing and implementation of that system do not contain any year 2000 issues. As of March 31, 1999, approximately 50% of the analysis, remediation, testing and implementation had been completed for the Company's internal products and systems, which is also scheduled to be completed during the second quarter of 1999.

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

COSTS

As of March 31, 1999, all expenses have been associated with the opportunity cost of time spent by employees of the Company on the Year 2000 Program, particularly on the analysis, development, testing and implementation relating to software products and software-related services provided to customers. The Company estimates that the opportunity cost incurred as of March 31, 1999 is approximately $1.6 million. This cost can be allocated as follows: $800,000 to credit decisioning systems, $260,000 to e-commerce systems, $140,000 to service bureau systems, $35,000 to internal products and systems, and $365,000 to Year 2000 Program management, project oversight, and client and vendor communications. To complete the Year 2000 Program, in addition to the opportunity costs of employees' time, the Company may also need to purchase replacement products. The Company's projected costs of the entire Year 2000 Program is $2.3 million.

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

Dependence on CreditRevue Product Line. License fees, maintenance fees and third-party computer hardware sales associated with licenses and installations of CreditRevue accounted for the majority of all the Company's revenues through March 31, 1999. Although the Company has recently introduced its CreditConnection service, the Company expects that revenues generated from licenses and installations of CreditRevue will continue to account for a significant portion of the Company's revenues for the foreseeable future. The life cycles of the Company's products and services are difficult to predict due to the effect of new product and service introductions or software enhancements by the Company or its competitors, market acceptance of new and enhanced versions of the Company's products and services, and competition in the Company's marketplace. A decline in the demand for CreditRevue, whether as a result of competition, technological change, price reductions or otherwise, would have a material adverse effect on the Company's business, results of operations and financial condition.

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

Dependence on Large License Fee Contracts and Customer Concentration. A relatively small number of customers have accounted for a significant percentage of the Company's revenues. License fees for CreditRevue are based on a percentage-of-completion method on a cost-incurred basis with the final installment being paid in full upon acceptance of the Company's software. The Company receives continuing revenues on CreditRevue from annual maintenance agreements which commence upon acceptance of the software by the customer. Maintenance agreements are renewable annually by the customer, and the license agreements are generally co-terminous with the maintenance agreements. Although the Company has experienced a high degree of customer loyalty, the Company cannot predict how many maintenance agreements will be renewed or the number of years of renewal. Revenues generated by the Company's 10 largest customers accounted for 55.4% and 48.8% of total revenues in 1998 and 1997, respectively. One of the Company's customers accounted for 10% or more of total revenues in 1998 and none of the Company's customers accounted for more than 10% of total revenues in 1997. The Company expects that a limited number of customers will continue to account for a significant percentage of revenue for the foreseeable future. The loss of any major customer or any reduction or delay in orders by any such customer, delay or deferral in configurations or enhancements by such customers or the failure of the Company to successfully market its products or services to new customers, could have a material adverse effect on the Company's business, results of operations and financial condition.

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

Management of Changing Business. The Company has experienced significant changes in its business, such as an expansion in the Company's staff and customer base and the development of new products, services and enhancements to its software. Such changes have placed and may continue to place a significant strain upon the Company's management, systems and resources. As of March 31, 1999, the Company had grown to 201 employees from 213 employees at March 31, 1998. The Company's ability to compete effectively and to manage future changes will require the Company to continue to improve its financial and management controls, reporting systems and procedures and budgeting and forecasting capabilities on a timely basis and expand its sales and marketing work force, and train and manage its employee work force. There can be no assurance that the Company will be able to manage such changes successfully. The Company's failure to do so could have a material adverse effect upon the Company's business, results of operations and financial condition.

Dependence on Key Personnel. The Company's future performance depends in significant part upon the continued service of its key technical, sales and senior management personnel, particularly James R. DeFrancesco, Chairman and Chief Executive Officer, Peter M Leger, President and Chief Operating Officer and Scott L. Freiman, Executive Vice President. The Company has obtained for key-person life insurance on the lives of each of Messrs. DeFrancesco and Freiman. The loss of the services of one or more of the Company's executive officers could have a material adverse effect on the Company's business, results of operations and financial condition. The Company retains its key employees through the use of equity incentive programs, including stock option plans, employee stock purchase plans, and competitive compensation packages. Except with respect to Mr. Leger, the Company has no employment agreements and does not intend to enter into any such agreements in the foreseeable future. The Company's future success also depends on its continuing ability to attract and retain highly qualified technical, customer support, sales and managerial personnel. In particular, the Company has encountered difficulties in hiring sufficient numbers of programmers and technical personnel. Competition for qualified personnel is intense, and there can be no assurance that the Company will be able to retain its key technical, sales and managerial employees or that it can attract, assimilate or retain other highly qualified technical, sales and managerial personnel in the future.

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

System Interruption and Security Risks; Potential Liability; Possible Lack of Adequate Insurance; and System Inadequacy. The Company's operations are dependent, in part, on its ability to protect its system from interruption by damage from fire, earthquake, power loss, telecommunication failure, unauthorized entry or other events beyond the Company's control. The Company's computer equipment constituting its central computer system, including its processing operations, is located at a single site. The Company is currently in the process of acquiring and implementing a back-up, off-site processing system capable of fully supporting its operations in the event of system failure. During 1997, the Company implemented a limited redundant data center. The Company relocated operations to new leased facilities in Annapolis Junction, MD in late 1998. The new facilities, which include a state of the art data center, will become the primary production center for the Company's data processing needs. The Company also renewed its lease on its former data center located in Columbia, Maryland. This former center will, during 1999 will become a back-up center capable of fully supporting operations in the event of failure of the new production center. Prior to full implementation of the new facility and the back up facility, the Company's operations are subject to substantial risks, including temporary interruptions resulting from damage caused by any one or more of the foregoing factors or due to other causes including computer viruses, hackers or similar disruptive problems. While the Company maintains $1.6 million of property insurance coverage, business interruption insurance coverage, $2.0 million of errors and omissions insurance coverage and $10.0 million of umbrella insurance coverage, such insurance may not be adequate to compensate the Company for all losses that may occur or to provide for costs associated with system failure or business interruption. Any damage or failure that causes interruptions in the Company's operations could have a material adverse effect on the Company's business, results of operations and financial condition.

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




---------------------------
     * Incorporated by reference to the Exhibits filed with the Company's Registration Statement on Form S-1, File NO. 333-14007.

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



                        CREDIT MANAGEMENT SOLUTIONS, INC.
                        ---------------------------------
                                  (Registrant)



Date: May 14, 1998    /s/ James R. DeFrancesco
                      -------------------------
                         James R. DeFrancesco
                         Chief Executive Officer, Chairman of the Board of Directors
                         and (Principal Executive Officer)




Date: May 14, 1998    /s/ Robert P. Vollono
                      -----------------------
                         Robert P. Vollono
                         Senior Vice President, Treasurer, Chief Financial Officer
                         and Director (Principal Financial and Accounting Officer)

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