Form 10-K405/A
period 1998-12-31
CREDIT MANAGEMENT SOLUTIONS INC
filed 1999-05-26
CIK 1024339

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               FORM 10-K/A NO. 2

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

                        COMMISSION FILE NUMBER 000-21735

                       CREDIT MANAGEMENT SOLUTIONS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                      DELAWARE                                               52-1549401
           (STATE OR OTHER JURISDICTION OF                      (I.R.S. EMPLOYER IDENTIFICATION NO.)
           INCORPORATION OR ORGANIZATION)
135 NATIONAL BUSINESS PARKWAY, ANNAPOLIS JUNCTION, MD                          20701
      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                               (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (301) 362-6000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                                                          NAME OF EACH EXCHANGE
                  TITLE OF EACH CLASS                                      ON WHICH REGISTERED
                  -------------------                                     ---------------------
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

                      DOCUMENTS INCORPORATED BY REFERENCE

     Items 10, 11, 12 and 13 of Part III of this Form 10-K are incorporated by reference from the registrant's definitive Proxy Statement to be furnished to stockholders in connection with the 1999 Annual Meeting of Stockholders. This Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, not later than April 30, 1999.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

     The Company was incorporated under the laws of the State of Maryland in 1987 and reincorporated under the laws of the State of Delaware in November 1996. CMSI is a developer and provider of software solutions and services for automating the consumer and small business credit analysis, decisioning and funding process. The Company's products and services allow its customers to automate the entire credit application process by enabling the rapid transmission of credit applications to multiple funding sources, expediting credit application analysis and decisioning and facilitating compliance with federal and state regulatory requirements. The Company's core product, CreditRevue(R), automates the entire credit application process from the entry of the credit application to the credit decision through funding to the transfer of the funding information to the lenders servicing system. To further support the needs of the lending industry, the Company developed CreditConnection(R), which became commercially available in July 1996. CreditConnection, a software-based service, links sources of credit origination through an online network that allows applications to be transmitted to multiple funding sources and credit decisions to be delivered back to the point of origin in a matter of minutes.

     In February, 1999, the Company introduced its Internet lending solution -- CreditOnline(R) -- a service that enables consumers and automobile dealers to originate indirect auto loans over the World Wide Web. Designed as a complete automobile financing solution, CreditOnline harnesses the power of the Internet to provide dealers with a real-time, online mechanism, to offer their customers the ability to submit a credit application electronically through the lenders or dealers web site and forward that application electronically to lenders.

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

     Through its CreditConnection service the Company has established a standard portal to the credit origination systems of many leading lending institutions. This connectivity enables the Company to offer a comprehensive Internet strategy for online financing designed to service three types of clients -- lenders, dealers, and consumers.

        - In the Lender Centric model consumers would typically apply for credit using the lender's Web site. In this model the lender directly controls the loan process. The fees for this service are both transaction and license fee based.

        - In the Dealer & Vehicle Aggregator Centric model consumers would typically apply for credit via the dealer or aggregators' Web site. In this model the dealer and/or the aggregator controls the loan process. The Company is in effect viewed as the gateway and portal between the deal-ers/vehicle aggregators and lenders. In this model, both the dealer and lender pay transaction and/or subscription fees.

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

PRODUCT DEVELOPMENT

     Since its inception, the Company has made substantial investments in product development and has a dedicated product development organization which periodically releases new products and enhancements to existing products. The Company believes that its future performance will depend in large part on the Company's ability to enhance its current products and services and to develop new products on a timely and cost-effective basis that will keep pace with technological developments and evolving industry standards, as well as address the increasingly sophisticated needs of the Company's customers. While the Company anticipates that certain new products and services will be developed internally, the Company may, based on timing and cost considerations, acquire or license technology or software from third parties when appropriate. For a discussion of certain risks associated with the Company's product development program, see " -- Risk Factors -- Rapid Technological Change; Risk Associated with New Products, Services or Enhancements" and " -- Risk Factors -- Risk of Defects, Development Delays and Lack of Market Acceptance."

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

SALES AND MARKETING

     As of December 31, 1998, the Company's sales and marketing organization consisted of 21 employees, 17 of whom are based at the Company's corporate headquarters in Annapolis Junction, Maryland. To support its sales force, the Company conducts comprehensive marketing programs, which include direct mail, public relations, seminars, trade shows and ongoing customer communications programs. The Company also sponsors users' group meetings for its CreditRevue customers.

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

  Year 2000 Issue

     The Year 2000 issue is a result of computer programs which store or process date-related information using only two digits to represent the year. These programs may not be able to properly distinguish between a year in the 1900's and a year in the 2000's. Failure of these programs to distinguish between the two centuries could cause the programs to yield erroneous results or even to fail. See "Management's Discussion and Analysis of Financial Condition -- Year 2000 Compliance."

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

                                                                STOCK PRICE
                                                              ---------------
                                                               HIGH     LOW
                                                              ------   ------
CALENDAR YEAR 1996:
     December 18, 1996-December 31, 1996....................  $14.50   $11.50
CALENDAR YEAR 1997:
     First Quarter..........................................  $20.25   $10.25
     Second Quarter.........................................  $13.50   $ 9.00
     Third Quarter..........................................  $18.25   $10.25
     Fourth Quarter.........................................  $19.38   $ 9.75
CALENDAR YEAR 1998:
     First Quarter..........................................  $13.19   $ 7.50
     Second Quarter.........................................  $ 8.50   $ 5.25
     Third Quarter..........................................  $ 9.50   $ 5.63
     Fourth Quarter.........................................  $ 7.38   $ 4.06
CALENDAR YEAR 1999:
     First Quarter (through March 26, 1999).................  $ 5.50   $ 3.88

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

                                                      YEAR ENDED DECEMBER 31,
                                -------------------------------------------------------------------
                                   1994          1995          1996          1997          1998
                                -----------   -----------   -----------   -----------   -----------
STATEMENT OF OPERATIONS DATA:
REVENUES
License and software
  development fees............  $ 2,934,450   $ 7,207,581   $10,101,377   $11,549,378   $10,186,421
Maintenance fees..............      700,861     1,170,447     2,045,258     3,311,013     4,294,572
Computer hardware sales.......      316,145     1,853,424     2,106,634     1,656,530       776,790
Service bureau revenues.......           --            --            --       640,818     1,644,991
                                -----------   -----------   -----------   -----------   -----------
                                  3,951,456    10,231,452    14,253,269    17,157,739    16,902,774
COSTS OF REVENUES
Cost of license and software
  development fees............    1,482,036     3,559,798     5,095,814     7,329,091     6,988,649
Cost of maintenance fees......      151,346       280,176       452,559       880,360     1,108,367
Cost of computer hardware
  sales.......................      315,262     1,500,816     1,782,166     1,504,915       952,662
Cost of service bureau........           --            --            --     2,085,543     3,398,453
Selling, general and
  administrative expenses.....    2,244,031     3,966,265     6,126,494     8,537,967    12,823,909
Research and development
  costs.......................      167,152       165,366       526,521     1,790,709     1,964,057
                                -----------   -----------   -----------   -----------   -----------
                                  4,359,827     9,472,421    13,983,554    22,128,585    27,236,097
                                -----------   -----------   -----------   -----------   -----------
Income (loss) from
  operations..................     (408,371)      759,031       269,715    (4,970,846)  (10,333,323)
OTHER INCOME (EXPENSE)
Interest income (expense)
  net.........................      (41,310)     (105,849)      (78,009)    1,181,411       763,292
Amortization of excess of
  assigned value of
  Identifiable assets over
  cost of an acquired
  interest....................      304,750       304,750       304,749        50,792            --
                                -----------   -----------   -----------   -----------   -----------
                                    263,440       198,901       226,740     1,232,203    (9,570,031)
                                -----------   -----------   -----------   -----------   -----------
  Income (loss) before income
     taxes....................     (144,931)      957,932       496,455    (3,738,643)   (9,750,031)
Income tax expense............           --            --       201,487            --            --
                                -----------   -----------   -----------   -----------   -----------
Net income (loss).............  $  (144,931)  $   957,932   $   294,968   $(3,738,643)  $(9,750,031)
                                ===========   ===========   ===========   ===========   ===========
Basic earnings (loss) per
  common share................  $     (0.03)  $      0.20   $      0.06   $     (0.49)  $     (1.25)
Diluted earnings (loss) per
  common share................  $     (0.03)  $      0.20   $      0.05   $     (0.49)  $     (1.25)

                                                      YEAR ENDED DECEMBER 31,
                                -------------------------------------------------------------------
                                   1994          1995          1996          1997          1998
                                -----------   -----------   -----------   -----------   -----------
BALANCE SHEET DATA:
Cash and cash equivalents.....  $    75,840   $   120,255   $23,501,633   $20,569,300   $ 3,090,565
Investments available for
  sale........................           --            --            --            --     6,482,021
Working capital (deficit).....   (1,073,896)   (1,362,539)   21,056,337    19,502,516     5,146,706
Total assets..................    1,581,751     4,035,323    28,451,530    28,956,723    25,109,676
Long term debt, less current
  portion.....................      416,136       408,806       220,341       101,390       761,092
Stockholders' equity
  (deficit)...................   (1,482,410)     (576,978)   22,587,896    23,211,385    13,849,643

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

RESULTS OF OPERATIONS

     The following table sets forth certain operating data as a percentage of total revenues for the periods indicated (subtotals not adjusted for rounding):

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                              1996    1997       1998
                                                              -----   -----      -----
Percentages of Total Revenues
Revenues
     License and software development fees..................   70.9%   67.3%      60.3%
     Maintenance fees.......................................   14.3    19.3       25.4
     Computer hardware sales................................   14.8     9.7        4.6
     Service bureau fees....................................     --     3.7        9.7
                                                              -----   -----      -----
                                                              100.0   100.0      100.0
                                                              -----   -----      -----
Costs and Expenses
     Cost of license and software development fees..........   35.8    42.7       41.3
     Cost of maintenance fees...............................    3.2     5.1        6.6
     Cost of computer hardware sales........................   12.5     8.8        5.6
     Cost of service bureau fees............................     --    12.2       20.1
     Selling, general and administrative expenses...........   43.0    49.8       75.9
     Research and development costs.........................    3.7    10.4       11.6
                                                              -----   -----      -----
                                                               98.2   129.0      161.1
                                                              -----   -----      -----
Income (loss) from operations...............................    1.8   (29.0)     (61.1)
Other income (expense)
Interest income (expense), net..............................   (0.5)    6.9        4.5
     Amortization of excess of assigned value of
       identifiable assets over the cost of an acquired
       interest.............................................    2.1      .3         --
                                                              -----   -----      -----
                                                                1.6     7.2        4.5
                                                              -----   -----      -----
Income (loss) before income taxes...........................    3.4   (21.8)     (56.6)
     Income tax expense.....................................    1.4
                                                              -----   -----      -----
     Net income (loss)......................................    2.0%  (21.8)%    (56.6)%
                                                              =====   =====      =====

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

SEGMENT REPORTING

     From inception through 1996, the Company operated predominantly in a single segment. With the introduction of new products and services commencing in 1997 the Company has adopted, effective in 1998, a matrix oriented "line of business" organizational structure. Under this structure, products and services have been organized into three distinct business lines, Credit Decisioning Systems (CDS), E-Commerce and Service Bureau Alliances (SBA). The CDS business line which includes the CreditRevue software product and related services represents the Company's historical single segment and through 1996 was responsible for virtually all of the Company's revenues and profits or losses. The E-Commerce business line includes the CreditConnection, LenderLink, and CreditOnline services. The SBA business line includes the OneScore product, the Portfolio Monitoring service and the CreditRevue Service Bureau offerings.

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

YEAR 2000 COMPLIANCE

  State of Readiness

     The Company recognizes the significance of the year 2000 issue and has implemented a formal year 2000 program to minimize the impact of the year 2000 on the Company and its customers ("year 2000 Program"). The year 2000 Program addresses both information technology ("IT") and non-IT systems, for systems used by the Company as well as those provided by the Company to its customers. Non-IT systems are primarily used by the Company in the operation of its facilities. The year 2000 Program is implemented by a year 2000 Team which includes members from all levels of management and all functional areas of the Company, as follows:

     - Executive Sponsor -- The Executive Sponsor works with the Senior Technology Executive on budgeting and resources management and other major year 2000 issues, and reports on Year 2000 Program status to the Executive Management of the Company as well as the Board of Directors.

     - Senior Technology Executive -- The Senior Technology Executive manages the Project Managers-Company Wide. Issues relating to budgeting and resources are escalated to the Senior Technology Executive. The Senior Technology Executive also has the authority to prioritize Year 2000 tasks over other project tasks.

     - Project Managers-Company Wide -- The Project Managers-Company Wide share responsibility for determining the Year 2000 tasks that need to be completed, and monitoring the completion of the tasks on schedule. The Project Managers-Company Wide are responsible for collecting, coordinating and disseminating information within the Company about the Year 2000 Program and its status.

     - System Project Managers -- A project manager is assigned to each of the primary areas of the Company. Each System Project Manager is responsible for ensuring that the Year 2000 tasks relating to his/her area are completed on schedule.

     - Product Project Managers -- A project manager is assigned to each specific product. Each Product Project Manager is responsible for ensuring that the Year 2000 tasks relating to that specific product are completed on schedule.

     - System Analysts -- System Analysts review individual products to identify Year 2000 issues.

     - Developers -- Developers perform coding modifications to address year 2000 issues.

     - Testers -- Testing is performed under the guidance of the Quality Services department to ensure that any Year 2000 issues have been properly addressed.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                    PAGE
                                                                   NUMBER
                                                                   ------
(a)  Index to Consolidated Financial Statements
     Index.......................................................   F-1
     Report of Independent Auditors..............................   F-2
     Consolidated Balance Sheets as of December 31, 1998 and
       1997......................................................   F-3
     Consolidated Statements of Operations for the years ended
       December 31, 1998, 1997 and 1996..........................   F-4
     Consolidated Statements of Stockholders' Equity (Deficit)
       for the years ended December 31, 1998, 1997 and 1996......   F-5
     Consolidated Statements of Cash Flows for the years ended
       December 31, 1998, 1997 and 1996..........................   F-6
     Notes to Consolidated Financial Statements..................   F-7
(b)  Financial Statement Schedules
     All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange
     Commission are not required under the related instruction or are inapplicable and therefore have been omitted.
(c)  Reports on Form 8-K
     None
(d)  Exhibits

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

*** Incorporated by reference to the Company's 1998 Form 10-K, file no.
    000-21735.

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

                                          CREDIT MANAGEMENT SOLUTIONS, INC.

                                          By:   /s/ JAMES R. DEFRANCESCO
                                            ------------------------------------
                                                    JAMES R. DEFRANCESCO

                                             CHAIRMAN, CHIEF EXECUTIVE OFFICER
                                                             AND
                                             CHAIRMAN OF THE BOARD OF DIRECTORS
                                               (PRINCIPAL EXECUTIVE OFFICER)
                                                        MAY 26, 1999

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                      SIGNATURE                                     TITLE                    DATE

            By: /s/ JAMES R. DEFRANCESCO                   Chief Executive Officer       May 26, 1999
  -------------------------------------------------      and Chairman of the Board of
                JAMES R. DEFRANCESCO                    Directors (Principal Executive
                                                                   Officer)

               By: /s/ PETER M. LEGER                     President, Chief Operating     May 26, 1999
  -------------------------------------------------                Officer
                   PETER M. LEGER                                and Director

              By: /s/ SCOTT L. FREIMAN                     Executive Vice President      May 26, 1999
  -------------------------------------------------              and Director
                  SCOTT L. FREIMAN

               By: /s/ MILES H. GRODY                     Senior Vice President and      May 26, 1999
  -------------------------------------------------                Director
                   MILES H. GRODY

              By: /s/ ROBERT P. VOLLONO                     Senior Vice President,       May 26, 1999
  -------------------------------------------------               Treasurer,
                  ROBERT P. VOLLONO                      Chief Financial Officer and
                                                        Director (Principal Financial
                                                                     and
                                                             Accounting Officer)

              By: /s/ STEPHEN X. GRAHAM                            Director              May 26, 1999
  -------------------------------------------------
                  STEPHEN X. GRAHAM

           By: /s/ JOHN J. MCDONNELL, JR.                          Director              May 26, 1999
  -------------------------------------------------
               JOHN J. MCDONNELL, JR.

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

                                          /s/ ERNST & YOUNG LLP

Baltimore, Maryland
February 22, 1999

                CREDIT MANAGEMENT SOLUTIONS, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 1998          1997
                                                              -----------   -----------
                                        ASSETS
Current assets:
    Cash and cash equivalents...............................  $ 3,090,565   $20,569,300
    Investments available-for-sale..........................    6,482,021            --
    Accounts receivable, net of allowance of $352,664 and
      $194,856 in 1998 and 1997, respectively...............    5,487,202     3,550,927
    Costs and estimated earnings in excess of billings on
      uncompleted contracts.................................      246,831       503,875
    Prepaid expenses and other current assets...............      280,515       463,849
    Deferred income taxes...................................       58,513        58,513
                                                              -----------   -----------
Total current assets........................................   15,645,647    25,146,464
Property and equipment:
    Computer equipment and software.........................    7,306,811     3,442,792
    Office furniture and equipment..........................    1,657,294       941,733
    Leasehold improvements..................................    2,661,291       499,404
                                                              -----------   -----------
                                                               11,625,396     4,883,929
Accumulated depreciation and amortization...................   (2,549,451)   (1,677,138)
                                                              -----------   -----------
                                                                9,075,945     3,206,791
Software development costs, net of accumulated amortization
  of $298,304 and $178,583 in 1998 and 1997, respectively...      338,724       179,582
Other assets................................................       49,360       423,886
                                                              -----------   -----------
Total assets................................................  $25,109,676   $28,956,723
                                                              ===========   ===========
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued expenses...................  $ 5,798,379   $ 2,225,745
    Accrued payroll and related expenses....................      668,630     1,059,177
    Billings in excess of costs and estimated earnings on
      uncompleted contracts.................................    1,044,015       588,522
    Deferred revenue........................................    2,921,923     1,632,339
    Current portion of capital lease obligations............       65,994       138,165
                                                              -----------   -----------
Total current liabilities...................................   10,498,941     5,643,948
LONG-TERM DEBT
Capital lease obligations, less current portion.............       28,966       101,390
Other lease obligations, less current portion...............      732,126            --
                                                              -----------   -----------
Total liabilities...........................................   11,260,033     5,745,338
Commitments and contingencies...............................           --            --
STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 1,000,000 shares
  authorized; No shares issued or outstanding...............           --            --
Common stock, $.01 par value; 40,000,000 shares authorized;
  7,649,770 and 7,615,510 shares issued and outstanding at
  December 31, 1998 and 1997, respectively..................       76,497        76,155
Additional paid-in capital..................................   26,853,194    26,645,247
Accumulated deficit.........................................  (13,080,048)   (3,510,017)
                                                              -----------   -----------
Total stockholders' equity..................................   13,849,643    23,211,385
                                                              -----------   -----------
Total liabilities and stockholders' equity..................  $25,109,676   $28,956,723
                                                              ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                CREDIT MANAGEMENT SOLUTIONS, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                YEAR ENDED DECEMBER 31
                                                       ----------------------------------------
                                                           1998          1997          1996
                                                       ------------   -----------   -----------
REVENUES
License and software development fees................  $ 10,186,421   $11,549,378   $10,101,377
Maintenance fees.....................................     4,294,572     3,311,013     2,045,258
Computer hardware sales..............................       776,790     1,656,530     2,106,634
Service bureau revenues..............................     1,644,991       640,818            --
                                                       ------------   -----------   -----------
                                                         16,902,774    17,157,739    14,253,269
COSTS OF REVENUES
Cost of license and software development fees........     6,988,649     7,329,091     5,095,814
Cost of maintenance fees.............................     1,108,367       880,360       452,559
Cost of computer hardware sales......................       952,662     1,504,915     1,782,166
Cost of service bureau...............................     3,398,453     2,085,543            --
                                                       ------------   -----------   -----------
                                                         12,448,131    11,799,909     7,330,539
                                                       ------------   -----------   -----------
Gross profit.........................................     4,454,643     5,357,830     6,922,730
OTHER OPERATING EXPENSES
Selling, general and administrative expenses.........    12,823,909     8,537,967     6,126,494
Research and development costs.......................     1,964,057     1,790,709       526,521
                                                       ------------   -----------   -----------
                                                         14,787,966    10,328,676     6,653,015
                                                       ------------   -----------   -----------
Income (loss) from operations........................   (10,333,323)   (4,970,846)      269,715
OTHER INCOME (EXPENSE)
Interest expense.....................................       (24,965)      (56,171)     (109,207)
Interest income......................................       788,257     1,237,582        31,198
Amortization of excess of assigned value of
  identifiable assets over cost of an acquired
  interest...........................................            --        50,792       304,749
                                                       ------------   -----------   -----------
                                                            763,292     1,232,203       226,740
                                                       ------------   -----------   -----------
Income (loss) before income taxes....................    (9,570,031)   (3,738,643)      496,455
Income tax expense...................................            --            --       201,487
                                                       ------------   -----------   -----------
Net income (loss)....................................  $ (9,570,031)  $(3,738,643)  $   294,968
                                                       ============   ===========   ===========
Basic earnings (loss) per common share...............  $      (1.25)  $     (0.49)  $      0.06
                                                       ============   ===========   ===========
Diluted earnings (loss) per common share.............  $      (1.25)  $     (0.49)  $      0.05
                                                       ============   ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                CREDIT MANAGEMENT SOLUTIONS, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                       COMMON STOCK
                                    -------------------   ADDITIONAL      RETAINED
                                     NUMBER                 PAID-IN       EARNINGS
                                    OF SHARES   AMOUNT      CAPITAL      (DEFICIT)        TOTAL
                                    ---------   -------   -----------   ------------   -----------
Balance at January 1, 1996........  4,910,100   $49,101   $        --   $   (626,079)  $  (576,978)
     Exercise of options to
       purchase common stock at $5
       per share..................    100,000     1,000       499,000             --       500,000
     Issuance of common stock, net
       of offering costs of
       $3,190,094.................  2,200,000    22,000    22,087,906             --    22,109,906
     Income tax benefit from
       exercise of options to
       purchase common stock......         --        --       260,000             --       260,000
     Reclassification of
       Subchapter S accumulated
       deficit to additional
       paid-in capital upon
       termination of Subchapter S
       status.....................         --        --      (559,737)       559,737            --
     Net income for 1996..........         --        --            --        294,968       294,968
                                    ---------   -------   -----------   ------------   -----------
Balance at December 31, 1996......  7,210,100    72,101    22,287,169        228,626    22,587,896
     Issuance of common stock, net
       of offering costs of
       $263,537...................    390,000     3,900     4,217,563             --     4,221,463
     Issuance of common stock
       under employee stock
       purchase program...........     14,546       145       136,204             --       136,349
     Exercise of options to
       purchase common stock at $5
       per share..................        864         9         4,311             --         4,320
     Net loss for 1997............         --        --            --     (3,738,643)   (3,738,643)
                                    ---------   -------   -----------   ------------   -----------
Balance at December 31, 1997......  7,615,510    76,155    26,645,247     (3,510,017)   23,211,385
     Issuance of common stock
       under employee stock
       purchase program...........     19,572       196       134,653             --       134,849
     Exercise of options to
       purchase common stock at $5
       per share..................     14,688       146        73,294             --        73,440
     Net loss for 1998............         --        --            --     (9,570,031)   (9,570,031)
                                    ---------   -------   -----------   ------------   -----------
Balance at December 31, 1998......  7,649,770   $76,497   $26,853,194   $(13,080,048)  $13,849,643
                                    =========   =======   ===========   ============   ===========

   The accompanying notes are an integral part of these financial statements.

                CREDIT MANAGEMENT SOLUTIONS, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                YEAR ENDED DECEMBER 31
                                                       ----------------------------------------
                                                           1998          1997          1996
                                                       ------------   -----------   -----------
OPERATING ACTIVITIES:
Net income (loss)....................................  $ (9,570,031)  $(3,738,643)  $   294,968
Adjustments:
     Depreciation....................................     1,199,194       649,399       393,929
     Deferred income taxes...........................            --            --       201,487
     Amortization of excess of assigned value of
       identifiable assets over cost of an acquired
       interest......................................            --       (50,792)     (304,749)
     Amortization of software development costs......       119,721       119,722        59,861
     Loss (gain) on disposal of property and
       equipment.....................................       302,878        (6,431)           --
     Changes in operating assets and liabilities:
          Accounts receivable, net...................    (1,936,275)   (1,602,507)     (131,454)
          Prepaid expenses and other current
            assets...................................       183,334       193,168      (406,041)
          Accounts payable and accrued expenses......       102,200      (504,270)    1,357,399
          Accrued payroll and related expenses.......      (390,547)      169,914       274,387
          Net billings in excess of costs and
            estimated earnings on uncompleted
            contracts................................       712,537       443,538      (687,983)
          Deferred revenue...........................     1,289,584       252,644       790,800
          Accrued interest on stockholder loans......            --         6,025        15,015
          Other lease obligations....................       732,126            --            --
                                                       ------------   -----------   -----------
Net cash provided by (used in) operating
  activities.........................................    (7,255,279)   (4,068,233)    1,857,619
INVESTING ACTIVITIES:
Capitalized software development costs...............      (278,863)           --       (91,036)
Proceeds from sale of property and equipment.........       162,672         7,995            --
Purchases of property and equipment..................    (4,063,464)   (2,416,838)     (448,721)
Decrease (increase) in other assets..................       374,526      (334,848)      (55,185)
Purchase of investments available-for-sale...........    (6,482,021)           --            --
                                                       ------------   -----------   -----------
Net cash used in investing activities................   (10,287,150)   (2,743,691)     (594,942)
FINANCING ACTIVITIES:
Repayments of short term borrowings..................            --            --      (250,000)
Repayments of stockholder loans......................            --      (235,538)           --
Payments under capital lease obligations.............      (144,595)     (235,311)     (224,725)
Repayments of long-term debt.........................            --       (11,692)      (16,480)
Proceeds from exercise of stock options..............        73,440         4,320       500,000
Proceeds from issuance of common stock...............       134,849     4,357,812    22,109,906
                                                       ------------   -----------   -----------
Net cash provided by financing activities............        63,694     3,879,591    22,118,701
                                                       ------------   -----------   -----------
Net change in cash and cash equivalents..............   (17,478,735)   (2,932,333)   23,381,378
Cash and cash equivalents at beginning of period.....    20,569,300    23,501,633       120,255
                                                       ------------   -----------   -----------
Cash and cash equivalents at end of period...........  $  3,090,565   $20,569,300   $23,501,633
                                                       ============   ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                CREDIT MANAGEMENT SOLUTIONS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION OF FINANCIAL STATEMENTS

  Description of Business

     Credit Management Solutions, Inc. (the "Company") develops and provides software solutions and services for automating the consumer and small business credit analysis, decisioning, and funding processes. The Company's customers are primarily banks and other financial institutions located throughout the United States.

  Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary; Credit Connection, Inc. The subsidiary operates an automated service bureau which electronically assembles and transmits between merchants and credit grantors credit applications of the merchants' customers. All material intercompany accounts and transactions have been eliminated upon consolidation.

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

     At December 31, 1998, available-for-sale securities consisted of municipal, corporate, and government agency obligations, the cost of which approximates fair value. The Company has not had significant realized or unrealized gains or losses on its investments during the periods presented. These investments are classified as current, as all maturities are less than one year.

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

                CREDIT MANAGEMENT SOLUTIONS, INC. AND SUBSIDIARY

2.  INCOME TAXES

     The significant items comprising the Company's net deferred tax assets are as follows:

                                                                   DECEMBER 31,
                                                             -------------------------
                                                                1998          1997
                                                             -----------   -----------
Net operating loss carryforwards...........................  $ 5,764,162   $ 1,831,400
Accrued expenses...........................................      128,892       102,038
Provision for bad debts....................................      141,058        77,942
Revenue recognition........................................      318,874        33,859
                                                             -----------   -----------
                                                               6,352,986     2,045,239
Software development costs.................................      135,490        71,833
Depreciation...............................................      732,880       292,568
                                                             -----------   -----------
Total deferred tax liabilities.............................      868,370       364,401
Net future income tax benefit..............................    5,484,616     1,680,838
                                                             -----------   -----------
Valuation allowance for deferred tax assets................   (5,426,103)   (1,622,325)
                                                             -----------   -----------
Net deferred tax asset.....................................  $    58,513   $    58,513
                                                             ===========   ===========

     Income tax expense consists of the following for the year ended December 31, 1996:

CURRENT:
     Federal................................................  $     --
     State..................................................        --
                                                              --------
          Total Current.....................................        --
DEFERRED:
     Federal................................................   171,263
     State..................................................    30,224
                                                              --------
          Total Deferred....................................   201,487
                                                              --------
                                                              $201,487
                                                              ========

     The Company's income tax expense for the year ended December 31, 1996 approximates the income tax expense that would have been recognized had the Company terminated its Subchapter S status on January 1, 1996. A reconciliation of income tax expense computed at the U.S. Federal statutory rate to the recorded amount of income tax expense is as follows:

                                                               DECEMBER 31,
                                                   ------------------------------------
                                                      1998          1997         1996
                                                   -----------   -----------   --------
Tax expense at U.S. statutory rate...............  $(3,253,811)  $(1,271,138)  $168,795
Effect of permanent differences..................       24,235         5,876     (7,137)
Change in allocation of net loss in 1996 between
  C Corporation and Subchapter S Corporation.....           --      (132,744)        --
Expense recorded upon termination of Subchapter S
  status.........................................                         --     39,829
State income taxes...............................     (574,202)     (224,319)        --
Effect of change in valuation allowance for
  deferred tax assets............................    3,803,778     1,622,325         --
                                                   -----------   -----------   --------
Total............................................  $        --   $        --   $201,487
                                                   ===========   ===========   ========

                CREDIT MANAGEMENT SOLUTIONS, INC. AND SUBSIDIARY

2.  INCOME TAXES -- (CONTINUED)
     At December 31, 1998 the Company had net operating loss carryforwards of $14,410,404 which will begin to expire in 2011.

3.  EARNINGS (LOSS) PER SHARE

     The following table summarizes the computations of basic and diluted earnings (loss) per common share:

                                                        YEAR ENDED DECEMBER 31,
                                                 --------------------------------------
                                                    1998          1997          1996
                                                 -----------   -----------   ----------
Numerator for basic and diluted earnings (loss)
  per common share:
Net income (loss)..............................  $(9,570,031)  $(3,738,643)  $  294,968
                                                 ===========   ===========   ==========
Denominator:
Denominator for basic earnings (loss) per
  common share -- Weighted-average shares......    7,636,217     7,597,368    4,998,319
Effect of dilutive employee stock options......           --            --      605,131
                                                 -----------   -----------   ----------
Denominator for diluted earnings (loss) per
  common share.................................    7,636,217     7,597,368    5,603,450
                                                 -----------   -----------   ----------
Basic earnings (loss) per common share.........  $     (1.25)  $     (0.49)  $     0.06
                                                 ===========   ===========   ==========
Diluted earnings (loss) per common share.......  $     (1.25)  $     (0.49)  $     0.05
                                                 ===========   ===========   ==========

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

4.  SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES

     Capital lease obligations of $26,565, and $77,779 were incurred when the Company entered into leases for new equipment during the years ended December 31, 1997 and 1996, respectively. In 1998, the Company acquired equipment with a fair market value of $3,470,434 that was included in accounts payable at December 31, 1998.

     Interest paid during the year ended December 31, 1998, 1997 and 1996 was $24,965, $56,171 and $109,207, respectively. The Company paid no amounts related to income taxes during the three years ended December 31, 1998.

                CREDIT MANAGEMENT SOLUTIONS, INC. AND SUBSIDIARY

5.  COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

     Uncompleted contracts consist of the following components:

                                                    BALANCE SHEET CAPTION
                                          ------------------------------------------
                                              COSTS AND        BILLINGS IN EXCESS OF
                                          ESTIMATED EARNINGS         COSTS AND
                                             IN EXCESS OF            ESTIMATED
                                               BILLINGS              EARNINGS            TOTAL
                                          ------------------   ---------------------   ----------
December 31, 1997:
     Costs and estimated earnings.......      $3,899,095            $   272,953        $4,172,048
     Billings...........................       3,395,220                861,475         4,256,695
                                              ----------            -----------        ----------
                                              $  503,875            $  (588,522)       $  (84,647)
                                              ==========            ===========        ==========
December 31, 1998:
     Costs and estimated earnings.......      $1,573,861            $ 3,236,349        $4,810,210
     Billings...........................       1,327,030              4,280,364         5,607,394
                                              ----------            -----------        ----------
                                              $  246,831            $(1,044,015)       $ (797,184)
                                              ==========            ===========        ==========

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

7.  CAPITAL LEASE OBLIGATIONS

     The Company leases equipment under capital leases. Property and equipment includes the following amounts for leases that have been capitalized:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1998       1997
                                                              --------   --------
Computer equipment..........................................  $220,119   $419,746
Office furniture and equipment..............................   183,350    265,338
                                                              --------   --------
                                                               403,469    685,084
Less: accumulated amortization..............................   235,635    291,511
                                                              --------   --------
                                                              $167,834   $393,573
                                                              ========   ========

     Amortization of leased assets is included in depreciation expense.

                CREDIT MANAGEMENT SOLUTIONS, INC. AND SUBSIDIARY

7.  CAPITAL LEASE OBLIGATIONS -- (CONTINUED)
     Future minimum payments under capital lease obligations consist of the following at December 31, 1998:

1999........................................................  $ 79,973
2000........................................................    24,412
                                                              --------
Total minimum lease payments................................   104,385
Less: amounts representing interest.........................     9,425
                                                              --------
Present value of minimum capital lease payments (including
  current portion of $65,994)...............................  $ 94,960
                                                              ========

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

1999........................................................  $  386,536
2000........................................................     394,068
2001........................................................     396,718
                                                              ----------
Total minimum lease payments................................   1,177,322
Less: amounts representing interest.........................     114,897
                                                              ----------
Present value of minimum lease payments (including current
  portion of $330,299)......................................  $1,062,425
                                                              ==========

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

                CREDIT MANAGEMENT SOLUTIONS, INC. AND SUBSIDIARY

9.  STOCK OPTIONS -- (CONTINUED)
     A summary of the Company's stock options activity and related information is as follows:

                                  1998                    1997                    1996
                          ---------------------   ---------------------   ---------------------
                                      WEIGHTED-               WEIGHTED-               WEIGHTED-
                                       AVERAGE                 AVERAGE                 AVERAGE
                                      EXERCISE                EXERCISE                EXERCISE
                           OPTIONS      PRICE      OPTIONS      PRICE      OPTIONS      PRICE
                          ---------   ---------   ---------   ---------   ---------   ---------
Options outstanding --
  beginning of year.....  2,691,844     $5.79     2,462,800     $5.37            --     $  --
Granted.................  1,201,880      7.33       266,560      9.93     2,562,800      5.36
Exercised...............    (14,688)     7.70          (864)     5.00      (100,000)     5.00
Forfeited...............   (209,388)     5.00       (36,652)     7.90            --        --
                          ---------     -----     ---------     -----     ---------     -----
Options
  outstanding -- end of
  year..................  3,669,648     $6.33     2,691,844     $5.79     2,462,800     $5.37
                          =========     =====     =========     =====     =========     =====
Exercisable at end of
  year..................  1,583,228     $5.32     1,071,572     $5.26       560,760     $5.15
                          =========     =====     =========     =====     =========     =====
Weighted-average fair
  value of options
  granted during the
  year at market
  value.................                $4.33                   $6.03                   $0.82
                                        =====                   =====                   =====
Weighted average fair
  value of options
  granted during the
  year at greater than
  market value..........                $2.41                     N/A                     N/A
                                        =====                   =====                   =====

     Exercise prices for options outstanding as of December 31, 1998 ranged from $4.06 to $13.13 as follows:

                                                WEIGHTED-AVERAGE
                      OPTIONS       OPTIONS     REMAINING LIFE IN   WEIGHTED-AVERAGE
   EXERCISE PRICE   OUTSTANDING   EXERCISABLE         YEARS          EXERCISE PRICE
   --------------   -----------   -----------   -----------------   ----------------
  $ 4.06 to $5.38    2,324,068     1,445,778          7.64               $5.00
  $ 6.00 to $8.00      750,100             0          8.15                6.95
  $ 8.25 to $9.60      255,380        95,030          8.24                9.34
  $ 9.75 to $10.50     300,100        22,420          5.63                9.95
  $12.38 to $13.13      40,000        20,000          8.75               12.66
                     ---------     ---------
  $ 4.06 to $13.13   3,669,648     1,583,228          7.63                6.19
                     =========     =========

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

     For the year ended December 31, 1996, pro forma net loss and loss per share information required by Statement No. 123 was determined using the minimum value method, due to the lack of sufficient information

                CREDIT MANAGEMENT SOLUTIONS, INC. AND SUBSIDIARY

9.  STOCK OPTIONS -- (CONTINUED)
to calculate the fair value of granted options using Black-Scholes. The minimum value method calculates the fair value of options as the excess of the estimated fair value of the underlying stock at the date of grant over the present value of both the exercise price and the expected dividend payments, each discounted at the risk-free rate, over the expected life of the option. In determining the estimated fair value of granted stock options under the minimum value method, the risk-free interest rate was assumed to be 6%, the dividend yield was estimated to be 0%, an the expected life granted options was assumed to be five years.

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

     For the purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's pro forma information follows:

                                                   1998          1997          1996
                                               ------------   -----------   -----------
Pro forma net loss...........................  $(11,068,442)  $(4,426,431)  $(1,386,032)
                                               ============   ===========   ===========
Pro forma earnings per share:
     Basic and diluted.......................  $      (1.45)  $     (0.58)  $     (0.28)
                                               ============   ===========   ===========

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

12.  OPERATING LEASES

     The Company leases certain office space and equipment under non-cancelable operating lease agreements which expire through 2003. Future minimum lease payments at December 31, 1998 for leases with

                CREDIT MANAGEMENT SOLUTIONS, INC. AND SUBSIDIARY

12.  OPERATING LEASES -- (CONTINUED)
initial terms of one year or more consist of the following, excluding the former headquarters lease described in Note 8:

1999........................................................  $ 1,588,075
2000........................................................    1,565,257
2001........................................................    1,593,216
2002........................................................    1,564,146
2003........................................................    1,532,434
Thereafter..................................................    7,335,083
                                                              -----------
Total minimum lease payments................................  $15,178,211
                                                              ===========

     Rent expense under all operating leases for the year ended December 31, 1998, 1997 and 1996 was $2,359,666, $891,360 and $472,455, respectively.

13.  SEGMENT REPORTING

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("Statement No. 131"). Statement No. 131 supersedes Financial Accounting Standards Board Statement No. 14, Financial Reporting for Segments of a Business Enterprise ("Statement No. 14") and establishes new standards for the way public business enterprises report selected information about operating segments in annual and interim financial statements. It also established standards for related disclosures about products and services, geographical areas, and major customers. Statement No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. The Company adopted Statement No. 131 in 1998, and accordingly the disclosures for all periods have been presented to conform to Statement No. 131 requirements.

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

     The Company evaluates performance and allocated resources based on income from operations before depreciation and amortization, corporate general and administrative expenses. Assets are not apportioned by segment and are not reviewed by the Chief Operating Decision Maker in reviewing segment performance. The accounting policies used by the reportable segments are the same as those used by the Company and described in Note 1 to the consolidated financial statements. There are no intercompany sales or transfers. The segments

                CREDIT MANAGEMENT SOLUTIONS, INC. AND SUBSIDIARY

13.  SEGMENT REPORTING -- (CONTINUED)
are managed separately by Business Line Managers who are most familiar with segment operations. The following table sets forth information on the Company's reportable segments:

                                                YEAR ENDED DECEMBER 31, 1998
                                    -----------------------------------------------------
                                        CDS       E-COMMERCE        SBA          TOTAL
                                    -----------   -----------   -----------   -----------
Revenues..........................  $15,257,783   $ 1,275,020   $   369,971   $16,902,774
                                    -----------   -----------   -----------   -----------
Segment profit (loss).............    4,792,685    (3,718,657)   (1,170,070)      (96,042)
                                    -----------   -----------   -----------   -----------

                                                     YEAR ENDED DECEMBER 31, 1997
                                                ---------------------------------------
                                                    CDS       E-COMMERCE       TOTAL
                                                -----------   -----------   -----------
Revenues......................................  $16,516,921   $   640,818   $17,157,739
                                                -----------   -----------   -----------
Segment profit (loss).........................    5,526,528    (4,105,753)    1,420,775
                                                -----------   -----------   -----------

                                                                    YEAR ENDED
                                                                 DECEMBER 31, 1996
                                                             -------------------------
                                                                 CDS          TOTAL
                                                             -----------   -----------
Revenues...................................................  $14,253,269   $14,253,269
                                                             -----------   -----------
Segment profit (loss)......................................    4,094,355     4,094,355
                                                             -----------   -----------

     A reconciliation of segment profit for all segments to income before income taxes is as follows:

                                                   1998          1997          1996
                                                -----------   -----------   -----------
OPERATING PROFIT:
Total segment profit (loss)...................  $   (96,042)  $ 1,420,775   $ 4,094,355
                                                -----------   -----------   -----------
Corporate, general and administrative
  expenses....................................   (8,919,266)   (5,673,292)   (3,675,599)
                                                -----------   -----------   -----------
Depreciation and amortization.................   (1,318,915)     (718,329)     (149,041)
                                                -----------   -----------   -----------
Net interest income...........................      763,292     1,232,203       226,740
                                                -----------   -----------   -----------
Income (loss) before income taxes.............   (9,570,931)   (3,738,643)      496,455
                                                -----------   -----------   -----------

     Substantially all of the revenue and assets of the Company's reportable segments are attributed to or located in the United States.