Form 10-Q
period 1999-06-30
CREDIT MANAGEMENT SOLUTIONS INC
filed 1999-08-16
CIK 1024339

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------


                                    FORM 10-Q

(MARK ONE)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
For the quarterly period ended    June 30, 1999
                              --------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to
                              -----------------  -------------------------------

                        Commission file number   000-21735

                        CREDIT MANAGEMENT SOLUTIONS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                                  52-1549401
-----------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)           (I.R.S. Employer Identification No.)

135 National Business Parkway, Annapolis Junction, MD                    20701
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code         (301) 362-6000
                                                  ------------------------------


      FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE
                                  LAST REPORT.

    Indicate by check _ whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X        No
                                              -------       -------

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,654,488 shares of the Company's Common Stock, $.01 par value, were outstanding as of August 6, 1999

                        CREDIT MANAGEMENT SOLUTIONS, INC.

                        Index to June 30, 1999 Form 10-Q

                                                                                             Page
                                                                                             ----
                         Part I -- Financial Information
Item 1.    Financial Statements (unaudited).....................................................3

           Consolidated Balance Sheets --June 30, 1999 and December 31, 1998....................3

           Consolidated Statements of Operations -- Three Months Ended
              June 30, 1999 and 1998 and Six Months ended June 30, 1999 and 1998................4

           Consolidated Statements of Cash Flows -- Six Months Ended June 30,
              1999 and 1998.....................................................................5

           Notes to Consolidated Financial Statements...........................................6

Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations.....................................8

                          Part II -- Other Information

Item 1.    Legal Proceedings...................................................................23

Item 2.    Changes in Securities...............................................................23

Item 3.    Defaults upon Senior Securities.....................................................23

Item 4.    Submission of Matters to a Vote of Security Holders.................................23

Item 5.    Other Information...................................................................23

Item 6.    Exhibits and Reports on Form 8-K....................................................23

           Signatures..........................................................................25

                CREDIT MANAGEMENT SOLUTIONS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


                                                                                          JUNE 30,               DECEMBER 31,
                                                                                            1999                     1998
                                                                                   ----------------------  ----------------------
                                                                                         (UNAUDITED)

                                  ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                          $          3,463,160    $          3,090,565
  Investments available-for-sale                                                                2,326,055               6,482,021
  Accounts receivable, net of allowance of $315,389 and $352,644 in
    1999 and 1998, respectively                                                                 5,764,126               5,487,202
  Costs and estimated earnings in excess of billings on uncompleted contracts                     558,109                 246,831
  Prepaid expenses and other current assets                                                       551,702                 280,515
  Deferred income taxes                                                                            58,513                  58,513
                                                                                   ----------------------  ----------------------
Total current assets                                                                           12,721,665              15,645,647
                                                                                   ----------------------  ----------------------

PROPERTY AND EQUIPMENT:
  Computer equipment and software                                                               7,576,494               7,306,811
  Office furniture and equipment                                                                1,600,255               1,657,294
  Leasehold improvements                                                                        2,648,755               2,661,291
                                                                                   ----------------------  ----------------------
                                                                                               11,825,504              11,625,396
  Accumulated depreciation and amortization                                                   (3,379,892)             (2,549,451)
                                                                                   ----------------------  ----------------------
                                                                                                8,445,612               9,075,945

Software development costs, net of accumulated amortization of $358,164 and
  $298,304 in 1999 and 1998, respectively                                                       1,371,985                 338,724
Other assets                                                                                       49,647                  49,360
                                                                                   ----------------------  ----------------------
Total Assets                                                                         $         22,588,909    $         25,109,676
                                                                                   ======================  ======================

              LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                                   $          3,734,227    $          5,798,379
  Accrued payroll and related expenses                                                          1,180,692                 668,630
  Billings in excess of costs and estimated earnings on uncompleted contracts                     798,776               1,044,015
  Deferred revenue                                                                              2,329,486               2,921,923
  Short term borrowings                                                                           798,000                       -
  Current portion of capital lease obligations                                                     57,804                  65,994
                                                                                   ----------------------  ----------------------
Total current liabilities                                                                       8,898,985              10,498,941

LONG-TERM DEBT:
  Capital lease obligations, less current portion                                                   2,220                  28,966
  Other lease obligations, less current portion                                                   397,579                 732,126
                                                                                   ----------------------  ----------------------
Total liabilities                                                                               9,298,784              11,260,033

SHAREHOLDERS' EQUITY
  Preferred stock, $.01 par value; 1,000,000 share authorized; no shares issued or
    outstanding                                                                                         -                       -
  Common stock, $.01 par value; 40,000,000 shares authorized; 7,658,488 and
    7,649,770 shares issued and outstanding at June 30, 1999 and December 31,
    1998, respectively                                                                             76,585                  76,497
  Additional paid - in capital                                                                 26,885,496              26,853,194
  Accumulated deficit                                                                        (13,671,956)            (13,080,048)
                                                                                   ----------------------  ----------------------
Total shareholders' equity                                                                     13,290,125              13,849,643
                                                                                   ----------------------  ----------------------
Total liabilities and shareholders' equity                                           $         22,588,909    $         25,109,676
                                                                                   ======================  ======================



   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                CREDIT MANAGEMENT SOLUTIONS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              THREE MONTHS ENDED,                     SIX MONTHS ENDED,
                                                                    JUNE 30                               JUNE 30
                                                    -------------------------------------  ------------------------------------
                                                          1999               1998                1999               1998
                                                    -----------------  ------------------  -----------------  -----------------
                                                       (UNAUDITED)        (UNAUDITED)         (UNAUDITED)        (UNAUDITED)
REVENUES:
  License and software development fees               $     3,759,727    $      1,402,005    $     7,312,826    $     4,175,460
  Maintenance fees                                          1,429,934           1,021,219          2,621,131          2,003,911
  Computer hardware sales                                     282,298             216,929          1,061,125            391,071
  Service bureau revenues                                     669,090             495,411          1,277,698            808,137
                                                    -----------------  ------------------  -----------------  -----------------
                                                            6,141,049           3,135,564         12,272,780          7,378,579
                                                    -----------------  ------------------  -----------------  -----------------

COSTS OF REVENUES:
  Cost of license and software development fees             1,899,819           1,661,143          3,604,360          3,492,867
  Cost of maintenance fees                                    300,562             287,143            571,042            548,776
  Cost of computer hardware sales                             433,912             253,738          1,218,752            500,744
  Cost of service bureau                                      699,554             854,707          1,506,021          1,554,014
                                                    -----------------  ------------------  -----------------  -----------------
                                                            3,333,847           3,056,731          6,900,175          6,096,401
                                                    -----------------  ------------------  -----------------  -----------------
Gross Profit                                                2,807,202              78,833          5,372,605          1,282,178

OTHER OPERATING EXPENSES:
  Selling, general and administrative expenses              2,546,015           2,276,915          5,445,587          4,599,216
  Research and development costs                              327,062             570,460            683,885          1,055,336
                                                    -----------------  ------------------  -----------------  -----------------
                                                            2,873,077           2,847,375          6,129,472          5,654,552
                                                    -----------------  ------------------  -----------------  -----------------
Loss from operations                                         (65,875)         (2,768,542)          (756,867)        (4,372,374)

OTHER INCOME (EXPENSE):
  Interest expense                                                112             (9,816)            (9,620)           (17,276)
  Interest income                                             119,460             221,215            174,579            474,771
                                                    -----------------  ------------------  -----------------  -----------------
                                                              119,572             211,399            164,959            457,495
                                                    -----------------  ------------------  -----------------  -----------------

Net income (loss)                                     $        53,697    $    (2,557,143)    $     (591,908)    $   (3,914,879)
                                                    =================  ==================  =================  =================

Basic earnings (loss) per common share                $          0.01    $         (0.33)    $        (0.08)    $        (0.51)
                                                    =================  ==================  =================  =================
Weighted average shares used in computation                 7,658,119           7,634,778          7,655,841          7,627,240
                                                    =================  ==================  =================  =================

Diluted earnings (loss) per common share              $          0.01     $         (0.33)    $        (0.08)    $        (0.51)
                                                    =================   ==================  =================  =================
Weighted average shares used in computation                 7,658,119            7,634,778          7,655,841          7,627,240
                                                    =================   ==================  =================  =================


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                CREDIT MANAGEMENT SOLUTIONS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                          SIX MONTHS ENDED
                                                                                                              JUNE 30,
                                                                                                  --------------------------------
                                                                                                        1999               1998
                                                                                                  ---------------    -------------
                                                                                                     (unaudited)      (unaudited)
OPERATING ACTIVITIES:
  Net loss                                                                                              (591,908)      (3,914,879)
  ADJUSTMENTS:
    Depreciation                                                                                          881,412          513,425
    Amortization of software development costs                                                             59,860           59,861
    Amortization of discount on debt securities included in interest income                               (4,726)         (86,196)
    Loss on disposal of property and equipment                                                             23,826                -
    Other lease obligations                                                                             (334,547)                -

  CHANGES IN OPERATING ASSETS AND LIABILITIES:
    Accounts receivable, net                                                                            (276,924)        (190,386)
    Prepaid expenses and other current assets                                                           (271,187)         (13,645)
    Accounts payable                                                                                  (2,064,152)        (580,641)
    Accrued payroll and related expenses                                                                  512,062           35,716
    Net billings in excess of costs and estimated gross profit on uncompleted contracts                 (556,516)        (660,616)
    Deferred revenue                                                                                    (592,437)          637,544
                                                                                                  ---------------  ---------------
  NET CASH USED IN OPERATING ACTIVITIES                                                               (3,215,238)      (4,199,817)

INVESTING ACTIVITIES:
    Proceeds from (purchase of) of investments available-for-sale                                       4,160,692     (10,057,354)
    Proceeds from sale of property and equipment                                                           29,458                -
    Purchase of property and equipment                                                                  (304,363)      (1,141,731)
    Capitalized software development costs                                                            (1,093,121)                -
    Increase in other assets                                                                                (287)        (635,447)
                                                                                                  ---------------  ---------------
    NET CASH PROVIDED BY (USED) IN INVESTING ACTIVITIES                                                 2,792,379     (11,834,532)

FINANCING ACTIVITIES:
    Payments under capital lease obligations                                                             (34,936)         (89,502)
    Proceeds from credit line                                                                             798,000                -
    Proceeds from exercise of stock options                                                                     -           43,740
    Proceeds from issuance of common stock                                                                 32,390           90,053
                                                                                                  ---------------  ---------------

    NET CASH PROVIDED BY FINANCING ACTIVITIES                                                             795,454           44,291
                                                                                                  ---------------  ---------------

    NET CHANGE IN CASH AND CASH EQUIVALENTS                                                               372,595     (15,990,058)

    CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                    3,090,565       20,569,300
                                                                                                  ---------------  ---------------

    CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                     $    3,463,160   $    4,579,242
                                                                                                  ===============  ===============


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                CREDIT MANAGEMENT SOLUTIONS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.      BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereof included in the Company's annual report or Form 10-K, for the year ended December 31, 1998.

NOTE. 2.     CASH EQUIVALENTS

The Company considers all highly liquid investment with a maturity of three months or less when purchased to be cash equivalents. The cost of these investments is equivalent to fair value.

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

At June 30, 1999, available-for-sale securities consisted of municipal, corporate and government agency obligations, the cost of which approximates fair value. The Company has not had significant realized or unrealized gains or losses on its investments during the periods presented. These investments are classified as current as all maturities are less than one year.

NOTE 4. GAIN (LOSS) PER SHARE

                                                                       THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                 -----------------------------   ----------------------------
                                                                    JUNE 30,        JUNE 30,       JUNE 30,        JUNE 30,
                                                                      1999            1998          1999             1998
                                                                 -------------   -------------   ------------   -------------
Numerator for basic and diluted loss per common share:

Net gain (loss)                                                      $  53,697   $ (2,557,143)   $  (591,908)   $ (3,914,879)
                                                                 -------------   -------------   ------------   -------------


Denominator:

Denominator for basic and diluted gain (loss) per common

Share - weighted-average shares                                      7,658,119       7,634,778      7,655,841       7,627,240
                                                                 -------------   -------------   ------------   -------------


Basic and diluted gain (loss) per common share                   $        0.01   $      (0.33)   $     (0.08)   $      (0.51)
                                                                 -------------   -------------   ------------   -------------

NOTE 5. COST AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Uncompleted contracts consist of the following components:

                                                               BALANCE SHEET CAPTION
                                              ------------------------------------------------------
                                                 COSTS AND ESTIMATED          BILLINGS IN EXCESS
                                                     EARNINGS IN                 OF COSTS AND
                                                  EXCESS OF BILLINGS          ESTIMATED EARNINGS            TOTAL
                                              --------------------------------------------------------------------------
December 31, 1998:
      Cost and estimated earnings                $           1,573,861      $            3,236,349     $       4,810,210
      Billings                                               1,327,030                   4,280,364             5,607,394
                                              ------------------------   -------------------------  --------------------
                                                 $             246,831      $          (1,044,015)           $ (797,184)
                                              ========================   =========================  ====================
June 30, 1999:
      Cost and estimated earnings                $           2,022,632      $            3,030,553     $       5,053,185
      Billings                                               1,464,523                   3,829,329             5,293,852
                                              ------------------------   -------------------------  --------------------
                                                 $             558,109      $            (798,776)     $       (240,667)
                                              ========================   =========================  ====================

All receivables on contracts in progress are expected to be collected within twelve months.

NOTE 6. SEGMENT REPORTING

Segment Reporting

                                              Three months ended June 30, 1999
             ---------------------------------------------------------------------------------------------------
                                         CDS             E-Commerce               SBA                 Total
             ---------------------------------------------------------------------------------------------------
             Revenues                    5,471,959               442,716            226,374           6,141,049
             ---------------------------------------------------------------------------------------------------
             Segment profit (loss)       2,711,194             (782,050)          (337,297)           1,591,847
             ---------------------------------------------------------------------------------------------------

                                              Three months ended June 30, 1998
             ---------------------------------------------------------------------------------------------------
                                        CDS              E-Commerce               SBA                Total
             ---------------------------------------------------------------------------------------------------
             Revenues                   2,694,374                392,650            48,540            3,135,564
             ---------------------------------------------------------------------------------------------------
             Segment profit(loss)         257,679              (672,913)          (357,303)           (772,537)
             ---------------------------------------------------------------------------------------------------

A reconciliation of segment profit for all segments to income before income taxes is as follows:

                                            Three months ended June 30,
             --------------------------------------------------------------------------------------
                                                                          1999             1998
             --------------------------------------------------------------------------------------
             Total segment profit                                       1,591,847        (772,537)
             --------------------------------------------------------------------------------------
             Corporate, general and administrative expenses           (1,203,397)      (1,689,930)
             --------------------------------------------------------------------------------------
             Depreciation and amortization                              (454,325)        (306,075)
             --------------------------------------------------------------------------------------
             Net interest income                                          119,572          211,399
             --------------------------------------------------------------------------------------
             Loss before income taxes                                      53,697      (2,557,143)
             --------------------------------------------------------------------------------------

                                              Six months ended June 30, 1999
             --------------------------------------------------------------------------------------------------
                                              CDS             E-Commerce            SBA               Total
             --------------------------------------------------------------------------------------------------
             Revenues                      10,995,082             814,613           463,085         12,272,780
             --------------------------------------------------------------------------------------------------
             Segment profit (loss)          5,171,778         (1,901,356)         (619,801)          2,650,621
             --------------------------------------------------------------------------------------------------

                                              Six months ended June 30, 1998
             --------------------------------------------------------------------------------------------------
                                              CDS             E-Commerce            SBA               Total
             --------------------------------------------------------------------------------------------------
             Revenues                       6,622,112            611,353           145,114          7,378,579
             --------------------------------------------------------------------------------------------------
             Segment profit(loss)           1,496,399         (1,324,373)         (614,456)          (442,430)
             --------------------------------------------------------------------------------------------------

A reconciliation of segment profit for all segments to income before income taxes is as follows:


                                              Six months ended June 30,
             ------------------------------------------------------------------------------------------
                                                                           1999                1998
             ------------------------------------------------------------------------------------------
             Total segment profit                                        2,650,621           (442,430)
             ------------------------------------------------------------------------------------------
             Corporate, general and administrative expenses            (2,465,001)         (3,355,681)
             ------------------------------------------------------------------------------------------
             Depreciation and amortization                               (942,487)           (574,263)
             ------------------------------------------------------------------------------------------
             Net interest income                                           164,959             457,495
             ------------------------------------------------------------------------------------------
             Loss before income taxes                                    (591,908)           3,914,879
             ------------------------------------------------------------------------------------------

Segment data for the six months ended June 30, 1998 reflects reclassifications of revenues between segments resulting in corresponding changes in segment profits (losses). In the aggregate reclassifications totaled less than $0.1 million.

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

License fees for CreditRevue(R) are recognized based on a percentage-of-completion method, measured generally on a cost-incurred basis. The Company typically charges a nonrefundable fee of 25% of the preliminary estimate of the total license fee to develop an analysis of the customer's credit operations and a plan for the configuration and implementation of CreditRevue(R) according to the customer's requirements. Costs consist primarily of direct labor, temporary contract labor and office space. Contracts in progress are reviewed periodically, and revenues and earnings are adjusted based on revisions in contract value and estimated time to completion. The Company recognizes revenue for maintenance fees pro rata over the term of the related agreement, which is generally one year. Maintenance fees received in advance of revenue recognition are included in deferred revenue. In addition, as a convenience to its customers, the Company offers third-party computer hardware through various reseller arrangements. However, neither third-party hardware nor third-party software sales are a focus of the Company's overall marketing strategy. For the six months ended June 30, 1999, revenues from third-party hardware and software sales accounted for 8.6% and 4.6% of total revenues, respectively. Revenues from resales of third-party computer hardware and software are recognized at the time of shipment and installation.

Certain of the Company's products and services, including CreditConnection and CreditRevue(R) Service Bureau, are charged on a per transaction basis. As a result, the Company anticipates that transaction-based revenue will represent an increasing proportion of the Company's revenue. The Company's sales and marketing efforts will no longer be exclusively targeted at generating license-based revenue but will be increasingly focused on generating transaction-based revenue from prospective customers. The Company's anticipated future growth is based, in large part, on the success of these products and services and the transition to a transaction-based revenue stream. Accordingly, the failure by the Company to generate demand for CreditConnection or CreditRevue(R) Service Bureau, the occurrence of any significant technological problems, such as a system failure incurred prior to the implementation of a back-up computer system, any inadequacy of the Company's business interruption insurance to cover costs associated with system failure or business interruptions, or the failure of the Company to successfully manage the transition to a transaction-based revenue stream would have a material adverse effect on the Company's business, results of operations and financial condition.

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

As of June 30, 1999, the Company had 19 employees in its sales and marketing organization. The Company intends to hire additional sales and marketing personnel in the future to help the Company expand its market presence. Competition for such personnel is intense, and there can be no assurance that the Company can retain its existing sales personnel or that it can attract, assimilate or retain additional highly qualified sales persons in the future. If the Company is unable to hire such personnel on a timely basis, the Company's business, results of operations and financial condition could be materially and adversely affected.

RESULTS OF OPERATIONS

Total Revenues. Total revenues increased 95.9% from $3.1 million in the three months ended June 30, 1998 to $6.1 million in the three months ended June 30, 1999. The Company's revenues are derived from four sources: license and software development fees, maintenance fees, computer hardware sales and service bureau revenues.

Total revenues increased 66.3% from $7.4 million in the six months ended June 30, 1998 to $12.3 million in the six months ended June 30, 1999. Growth in all revenue categories contributed to improved year to year performance.

License and Software Development Fees. CreditRevue(R) accounted for virtually all of the Company's license and software development fee revenue through June 30, 1999. License and software development fees increased 168.2% from $1.4 million in the three months ended June 30, 1998 to $3.8 million in the three months ended June 30, 1999. The increases during these periods resulted from increased market acceptance of CreditRevue(R) and increased demand for the Company's professional consulting services.

License and software development fees increased 75.1% from $4.2 million for the six months ended June 30, 1998 to $7.3 million for the six months ended June 30, 1999. Year to year revenue growth is the result of strong demand for the Company's CreditRevue(R) software and professional consulting services. In addition, during early 1998 the Company experienced delays in signing new CreditRevue(R) clients which contributed to the low revenue levels reported in the first six months of 1998.

Maintenance Fees. Maintenance fees include fees from software maintenance agreements. Maintenance fees increased 40.0% from $1.0 million in the three months ended June 30, 1998 to $1.4 million in the three months ended June 30, 1999. The growth in these revenues during the periods presented was the result of increased maintenance fees associated with the increased number of licenses of CreditRevue(R) outstanding during such periods.

Maintenance fees increased 30.8% from $2.0 million in the six months ended June 30, 1998 to $2.6 million for the six months ended June 30, 1999. In addition to a growing installed base of CreditRevue(R) systems, maintenance agreements include annual increases for increases in the Consumer Price Index (CPI). The Company increased maintenance fees to 18% from 15% for more CreditRevue(R) systems installed after 1998. The increased system base, CPI and increases to annual maintenance fees all contribute to the growth in maintenance fee revenue on a year to year basis.

Computer Hardware Sales. Computer hardware sales revenue increased 30.1% from $0.2 million in the three months ended June 30, 1998 to $0.3 million in the three months ended June 30, 1999. Computer hardware sales revenue consists of revenues received from resales of third-party hardware in connection with the license and installation of the Company's software. The fluctuation in such revenues during these periods is the result of customer purchase preferences for computer hardware systems. In certain instances, CreditRevue(R) customers have volume discount arrangements with hardware resellers making them eligible for discounts greater than those offered by the Company.

Computer Hardware sales for the six months ended June 30, 1999 increased 171.3% to $1.1 million compared to $0.4 million for the six months ended June 30, 1998. Increased CreditRevue(R) systems sales during the first six months of 1999 had a direct impact on the increase in hardware sales during the same period.

Service Bureau Fees. Service Bureau revenues originate from several sources including: CreditConnection transaction and interface fees, Dun & Bradstreet OneScore, Portfolio Management transaction and implementation fees and CreditRevue(R) Service Bureau. Total Service Bureau revenues increased 35.1% from $0.5 million for the quarter ended June 30, 1998 as compared to $0.7 million for the quarter ended June 30, 1999. The CreditConnection service generated $443,000 of revenue in the quarter ended June 30, 1999 compared to $393,000 for the period ended June 30, 1998, an increase of 12.7%. Dun & Bradstreet OneScore was commercially released in the fourth quarter of 1997, Portfolio Monitoring and CreditRevue(R) Service Bureau were commercially released in the first quarter of 1998. These Service Bureau products account for an aggregate revenue of $226,000 in the quarter ended June 30, 1999 representing an increase of 119.4% over the $103,000 recorded in the quarter ended June 30, 1998.

Service Bureau fees increased 58.1% from $0.8 million for the six months ended June 30, 1998 to $1.3 million for the six months ended June 30, 1999. Of the total $1.3 million in 1999, CreditConnection(R) related revenues accounted for $0.8 million up 39.1% from the $0.6 million reported for the first six months of 1998. The growth in CreditConnection(R) revenue related to the increased number of dealers and lenders active on the system at June 30, 1999. The balance of Service Bureau fees for the first six months of 1999, totaling $0.5 million, represent revenues related to the CreditRevue(R) service bureau and the Dun & Bradstreet OneScore and Portfolio monitoring services. These other service bureau revenues increased 135.3% from $0.2 million to $0.5 million for the six months ended June 30, 1998 and 1999, respectively. The increase in other service bureau revenues is attributable to the addition of an additional account in the CreditRevue(R) service bureau and growth in the number of clients and transactions for the Dun & Bradstreet related services.

Cost of License and Software Development Fees. Cost of license and software development fees consist primarily of salaries and benefits for in-house programmers, the cost of temporary contract labor and costs for office space. Cost of license and software development fees increased 14.4% from $1.7 million in the three months ended June 30, 1998 to $1.9 million in the three months ended June 30, 1999. As a percentage of license fee and software development revenue, cost of license and software development fees were 118.5% and 50.5% in the three months ended June 30, 1998 and 1999, respectively. The decrease in cost of license and software fees as a percentage of license and software development fees relates to the fluctuation in the Company's quarterly revenues and the costs associated with in-house programmers and temporary contract labor. The net increase in costs of $0.2 million is the result of higher costs for the in-house programmers. Revenue fluctuations results in corresponding fluctuations in the extent to which the Company employs temporary contractors. With respect to temporary contractors, the Company's costs on a full-time equivalent basis for these contractors is generally twice the amount incurred by the Company for its in-house technical personnel.

The cost of license and software development fees increased 3.2% from $3.5 million for the six months ended June 30, 1998 to $3.6 million for the six months ended June 30, 1999. As a percentage of license and software development revenue, the cost of license and software development fees were 83.7% and 49.3% for the six months ended June 30, 1998 and 1999 respectively. Several factors contributed to the reduction in costs as a percentage of revenue. The Company employs programmers and analysts with expertise in implementing CreditRevue(R) systems. In order to ensure required skills and knowledge are available to implement new systems the Company must retain a core pool of skilled employees even when revenues decline. In the first six months of 1998, when there were delays in signing new CreditRevue(R) clients, the costs of retaining skilled employees caused costs of license and software development fees as a percentage of license related revenues to be significantly higher than in prior periods.

During 1999 the Company has implemented a more disciplined focus on staff utilization which has resulted in lowering costs of implementing CreditRevue(R) systems. The improved staff utilization and growth in license and software development revenues during the first six months of 1999 resulted in the reduction of costs as a percentage of revenue.

Costs of Maintenance Fees. Cost of maintenance fees consists primarily of personnel and related costs for customer maintenance and support. Cost of maintenance fees increased 4.7% from $0.3 million in the three months ended June 30, 1998 to $0.3 million in the three months ended June 30, 1999. As a percentage of maintenance fee revenue, cost of maintenance fees was 28.1% and 21.0% in the three months ended June 30, 1998 and 1999, respectively. The dollar increase in the cost of maintenance fees reflects the growth in license fees for CreditRevue(R) during the periods presented and the resultant increase in the number of installations. The fluctuation in the percentage of cost of maintenance fees to maintenance fee revenues in 1998 and 1999 results from incremental increases in office related expenses for maintenance personnel as maintenance revenues have increased. Staffing utilization efficiencies will vary based on the timing and training of additions to maintenance staff personnel. Additionally, the cost of maintenance for third party software that is resold is included in cost of maintenance fees for the period ended June 30, 1999.

Cost of maintenance fees increased 4.1% from $0.5 million for the six months ended June 30, 1998 to $0.6 million for the six months ended June 30, 1999. This increase in costs relates directly to the corresponding 30.8% increase in revenues. Cost of maintenance as a percentage of maintenance revenues were 27.4% and 21.8% for the six months ended June 30, 1998 and 1999 respectively.

Cost of Computer Hardware Sales. Cost of computer hardware sales consists of (i) the Company's cost of computer hardware resold to the Company's customers that are licensing CreditRevue(R) and (ii) salaries and benefits for systems integration employees. Cost of computer hardware sales increased 71.0% from $0.3 million in the three months ended June 30, 1998 to $0.4 million in the three months ended June 30, 1999. As a percentage of computer hardware sales revenue, cost of computer hardware sales was 117.0% and 153.7% in the three months ended June 30, 1998 and 1999, respectively. The increase in the cost of computer hardware sales as a percent of revenue is the result of decreased hardware margins, while fixed expenses, primarily personnel-related in nature, remained constant during the same period.

Cost of computer hardware sales increased 143.4% from $0.5 million for the six months ended June 30, 1998 to $1.2 million for the six months ended June 30, 1999. As a percentage of hardware revenues costs were 128.3% and 114.9% for the six months ended June 30, 1998 and 1999 respectively. During the period that costs increased 143.4%, corresponding revenues increased 171.3%. Costs actually exceed revenues because the Company has certain fixed costs for salaries and benefits for the systems integration staff required to support hardware sales activities. As hardware margins decline increasing sales levels are necessary to recover the fixed costs of supporting these revenue streams.

Cost of Service Bureau Revenues. Cost of service bureau fees consist primarily of personnel costs associated with the operation and support of the service bureau. Other costs of service bureau revenues include equipment rental expenses, communications network costs from third parties and hardware and software pass through expenses. Service bureau costs for the three months ended June 30, 1998 and 1999 were $0.9 million and $0.7 million, respectively. Cost of service bureau revenues during the three months ended June 30, 1998 and 1999 exceeded service bureau revenues because of start up costs associated with establishing the service bureau. As these new services continue to gain market acceptance, corresponding costs of service bureau fees are expected to decrease as a percent of service bureau revenues.

Cost of service bureau revenues declined 3.1% from $1.6 million for the six months ended June 30 1998 to $1.5 million for the six months ended June 30, 1999. As a percentage of revenues, costs of service bureau were 192.3% and 117.9% for the six months ended June 30, 1998 and 1999 respectively. While costs declined 3.1% corresponding revenues increased 58.1%. The slight reduction in costs relates to improved staff utilization during 1999.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 11.8% from $2.3 million in the three months ended June 30, 1998 to $2.5 million in the three months ended June 30, 1999. This $0.2 million increase relates to increased payroll expenses associated with increased sales commissions and incentives (approximately $0.2 million), increased depreciation expenses associated with the Company's facilities at Annapolis Junction (approximately $0.4 million) offset by reductions in recruiting expenses (approximately $0.1 million), and rent expense (approximately $0.3 million). The rent expense reduction relates to subleases for previously abandoned office space for which reserves had been accrued in 1998.

Selling general and administrative expenses increased 18.4% from $4.6 million for the six months ended June 30, 1998 to $5.4 million for the six months ended June 30, 1999. As a percentage of total revenues, selling, general and administrative expenses were 62.3% and 44.4% for the six months ended June 30, 1998 and 1999 respectively. The net increase in selling, general and administrative expenses of $0.8 million on a year to year basis relates to increases in sales commissions and incentives (approximately $0.4 million), increases in, increases in rent expenses associated with new offices (approximately $0.4 million) and increased depreciation expenses (approximately $0.4 million) associated with the new offices and data center at Annapolis Junction, Maryland offset by approximately $0.3 million related to the subleasing of previously vacated office space.

Research and Development Costs. Research and development costs consist primarily of salaries and benefits of in-house programmers. These costs decreased $0.2 million during the three months ended June 30, 1999 as compared to the three months ended June 30, 1998 due primarily the capitalization of certain development costs associated with the Company's CreditRevue(R) Maestro product. The CreditRevue(R) Maestro product is a robust automated analysis engine for evaluating and decisioning consumer and small business credit applications. Technological feasibility of CreditRevue(R) maestro was deemed to have occurred November 1, 1998 at which point capitalization of certain expenses commenced. During the three months ended June 30, 1999, approximately $0.6 million of expenses related to the development of CreditRevue(R) Maestro were capitalized. All development activities during the three months ended June 30, 1998 were expensed. During the period from September 1994, the direct payroll costs of certain programmers were capitalized as software development costs. See Note 1 to Notes to Consolidated Financial Statements in the Company's 10-K or Annual Report for the year ended December 31, 1998.

Research and development costs decreased 35.2% from $1.1 million for the six months ended June 30, 1998 to $0.7 million for the six months ended June 30, 1999. During the first six months of 1999 approximately $1.1 million of research and development expenses related to CreditRevue(R) Maestro were capitalized in accordance with FASB 86. The capitalization of CreditRevue(R) Maestro development expenses result in the reduction in research and development expense on a year to year basis.

Interest Income (Expense). Net interest income decreased to $0.1 million in the three months June 30, 1999 from $0.2 million in the three months ended June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its working capital needs, operating losses and investments in property and equipment from the net proceeds from the Company's initial public offering completed in December 1996. During the six months ended June 30, 1998, the Company consumed net cash in operating activities of $4.2 million. During the six months ended June 30, 1999, the Company consumed $3.2 million of cash in operating activities. The primary use of cash in operations during the six months ended June 30, 1999, was the reduction of accounts payable of approximately $2.0 million and increases in prepaids, deferred revenue and net billings in excess of costs and estimated gross profit on uncompleted contracts totaling approximately $1.4 million in the aggregate.

The Company's cash used in investing activities consists principally of investments in property and equipment. During the six months ended June 30, 1998 and 1999, the Company invested a total of $1.1 and $0.3 million in property and equipment, respectively. These investments were directly attributable to the Company's growth in operations. The Company does not have any material commitments for the purchase of property and equipment at June 30, 1999.

The Company has historically relied principally on its bank line of credit and proceeds from its initial public offering completed in December 1996 for its financing needs. The Company received $22.6 million of net proceeds from its initial public offering. The Company maintains a secured bank line of credit in the amount of $1.5 million, of which the balance outstanding at June 30, 1999 was approximately $0.8 million. The line of credit bears interest at the bank's prime rate per annum (8.5% at June 30, 1999). Further, the bank's line of credit requires the bank's written consent prior to, among other things, (i) the payment of cash dividends, (ii) the Company's engagement in a substantially different business activity, or (iii) the purchase by the Company of any interest in another enterprise or entity

The Company currently anticipates that its available cash resources, expected cash flows from operations, and its bank line of credit will be sufficient to meet its presently anticipated working capital, capital expenditure and debt repayment requirements through 1999.

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

As of June 30, 1999, approximately 90% of the analysis, remediation and testing had been completed, collectively, for the Company's customers' credit decisioning systems. A substantial portion of the remaining tasks to be completed relates to new software or enhancements which are not yet scheduled to be delivered to credit decisioning customers. As of June 30, 1999, the analysis, remediation, testing and implementation had been substantially completed for the software and systems comprising the Company's e-commerce systems. During the second quarter of 1999, the Company received additional requirements from one of its service bureau customers. As of June 30, 1999, approximately 65% of the total analysis, remediation, testing and implementation (including the additional requirements) had been completed for the Company's service bureau systems. As a result, the Year 2000 procedures for service bureau systems are scheduled to be completed during the third quarter of 1999. As of June 30, 1999, approximately 95% of the analysis, remediation, testing and implementation had been completed for the Company's internal products and systems, which is also scheduled to be completed early during the third quarter of 1999. The Company has also implemented analysis and testing procedures to ensure that any enhancements to a system following the completion of the analysis, remediation, testing and implementation of that system do not contain any year 2000 issues.

In most cases, the software products and software-related services provided by the Company interface to third party systems. In cases where a third party has provided Year 2000 interface specifications, the Company is developing, testing and implementing new interface code to comply with those specifications. While the Company continues to receive changes to interface specifications from certain third parties, the Company intends to complete and implement the changes during the third quarter of 1999.

The Year 2000 activities described above relating to credit decisioning systems, e-commerce systems, service bureau systems and third party products and systems represent the standard procedures applied to the applicable system. In certain circumstances, the Company may make changes to or deviate from these procedures.

COSTS

As of June 30, 1999, substantially all expenses have been associated with the opportunity cost of time spent by employees of the Company on the Year 2000 Program, particularly on the analysis, development, testing and implementation relating to software products and software-related services provided to customers. The Company estimates that the opportunity cost incurred as of June 30, 1999 is approximately $1.75 million. This cost can be allocated as follows:
$850,000 to credit decisioning systems, $280,000 to e-commerce systems, $150,000 to service bureau systems, $60,000 to internal products and systems, and $410,000 to Year 2000 Program management, project oversight, and client and vendor communications. To complete the Year 2000 Program, in addition to the opportunity costs of employees' time, the Company may also need to purchase replacement products. The Company's projected costs of the entire Year 2000 Program is $2.3 million. A substantial portion of the remaining budget is allocated for senior management, customer and vendor communications, as well as contingency plans.

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



ITEM 3. CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS, FINANCIAL CONDITION AND THE MARKET PRICE OF SECURITIES.

Uncertainty of Future Results of Operations; Fluctuations in Quarterly Results of Operations. Prior growth rates in the Company's revenue and net income should not be considered indicative of future results of operations. Future results of operations will depend upon many factors, including market acceptance of new services, including the Company's CreditConnection and CreditRevue(R) Service Bureau, the demand for the Company's products and services, the successful distribution and implementation of the Company's products and services, the successful transition from predominantly license fee-based revenue to predominantly transaction fee-based revenue, the timing of new product and service development and introductions and software enhancements by the Company or its competitors, the level of product, service and price competition, the length of the Company's sales cycle, the size and timing of individual transactions, the delay or deferral of customer implementations, the Company's success in expanding its customer support organization, direct sales force and indirect distribution channels, the nature and timing of significant marketing programs, the mix of products and services sold, the timing of new hires, the ability of the Company to timely develop and successfully market new products and services and control costs, competitive conditions in the industry and general economic conditions. In addition, the decision to implement the Company's products or services typically involves a significant commitment of customer resources and is subject to the budget cycles of the Company's customers. Licenses of CreditRevue(R) generally reflect a relatively high amount of revenue per order. The loss or delay of individual orders, therefore, would have a significant impact on the Company's revenue and quarterly results of operations. The timing of revenue is difficult to predict because of the length and variability of the Company's sales cycle, which has ranged to date from two to 18 months from initial customer contact to the execution of a license agreement. In addition, since a substantial portion of the Company's revenue is recognized on a percentage-of-completion basis, the timing of revenue recognition for its licenses may be materially and adversely affected by delays or deferrals of customer implementations. Such delays or deferrals may also increase expenses associated with such implementations which would materially and adversely affect related operating margins. The Company's operating expenses are based in part on planned product and service introductions and anticipated revenue trends and, because a high percentage of these expenses are relatively fixed, a delay in the recognition of revenue from a limited number of transactions could cause significant variations in operating results from quarter-to-quarter and could result in operating losses. To the extent such expenses precede, or are not subsequently followed by, increased revenues, the Company's results of operations would be materially and adversely affected. As a result of these and other factors, revenues for any quarter are subject to significant variation, and the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. There can be no assurance that the Company will be profitable in any future quarter or that such fluctuations in results of operations will not result in volatility in the price of the Company's Common Stock. Due to all of the foregoing factors, it is likely that in some future quarter the Company's results of operations will be below the expectations of public market analysts and investors. In such event, the market price of the Company's Common Stock will be materially and adversely affected.

Dependence on CreditRevue(R) Product Line. License fees, maintenance fees and third-party computer hardware sales associated with licenses and installations of CreditRevue(R) accounted for the majority of all the Company's revenues through June 30, 1999. Although the Company has introduced its CreditConnection(R) service, the Company expects that revenues generated from licenses and installations of CreditRevue(R) will continue to account for a significant portion of the Company's revenues for the foreseeable future. The life cycles of the Company's products and services are difficult to predict due to the effect of new product and service introductions or software enhancements by the Company or its competitors, market acceptance of new and enhanced versions of the Company's products and services, and competition in the Company's marketplace. A decline in the demand for CreditRevue(R) whether as a result of competition, technological change, price reductions or otherwise, would have a material adverse effect on the Company's business, results of operations and financial condition.

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

Market Acceptance of CreditConnection; Transition to Transaction-Based Revenue. The Company's CreditConnection service was commercially introduced in 1996 and the Company's CreditRevue(R) Service Bureau service was commercially introduced through strategic alliance partner, AnyTime Access, in January, 1998. The CreditConnection service and the CreditRevue(R) Service Bureau service (as provided by AnyTime Access and other third parties to which the Company licenses the CreditRevue(R) Service Bureau) are projected to account for a significant portion of the Company's revenues in the future. As a result, demand and market acceptance for these services are subject to a high level of uncertainty, and the Company will be heavily dependent on their market acceptance. There can be no assurance that these services will be commercially successful. The failure of the Company to generate demand for CreditConnection or CreditRevue(R) Service Bureau or the occurrence of any significant technological problems with such services would have a material adverse effect on the Company's business, results of operations and financial condition. Further, the CreditConnection service has taken longer to commercialize than originally anticipated. Although the Company is exploring additional distribution options to further enhance the CreditConnection service, there can be no assurance that any such channels will be available to the Company on commercially reasonable terms, or at all. The failure of the Company to successfully commercialize the CreditConnection service would have a material adverse effect on the Company's business, financial condition and results of operations. Historically, virtually all of the Company's revenues have been derived from license fees, maintenance fees and hardware sales associated with licenses and installations of CreditRevue(R) . Under the terms of its license agreements, a majority of the Company's revenues are realized during the configuration and installation of CreditRevue(R). However, the Company anticipates that a significant portion of the Company's future revenues will be derived from per-usage transaction-based fees charged to credit originators and financial institutions for transactions originated from the CreditConnection and CreditRevue(R) Service Bureau services. There can be no assurance that the Company will successfully manage the transition of a significant portion of its revenues from license-based revenue to transaction-based revenue. The failure of the Company to successfully manage the transition to a transaction-based revenue stream would have a material adverse effect on the Company's business, results of operations and financial condition.

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

In addition, the Company has formed strategic alliances with Automatic Data Processing (ADP), Universal Computer Systems (UCS), EDS and Advent Resources (Advent) for remarketing CreditConnection and with Dun & Bradstreet for the marketing of OneScore. There can be no assurance that these relationships will be successful. Moreover, there can be no assurance that these companies will actively remarket CreditConnection or OneScore. The failure by the Company to leverage and maintain its existing relationships ADP, UCS, EDS, Advent and Dun & Bradstreet, or to establish new relationships in the future, because of a divergence of interests, acquisition of one or more of these third parties or other reasons, could have a material adverse effect on the Company's business, results of operations and financial condition.

Dependence on Large License Fee Contracts and Customer Concentration. A relatively small number of customers have accounted for a significant percentage of the Company's revenues. License fees for CreditRevue(R) are based on a percentage-of-completion method on a cost-incurred basis with the final installment being paid in full upon acceptance of the Company's software. The Company receives continuing revenues on CreditRevue(R) from annual maintenance agreements which commence upon acceptance of the software by the customer. Maintenance agreements are renewable annually by the customer, and the license agreements are generally co-terminous with the maintenance agreements. Although the Company has experienced a high degree of customer loyalty, the Company cannot predict how many maintenance agreements will be renewed or the number of years of renewal. Revenues generated by the Company's 10 largest customers accounted for 55.4% and 48.8% of total revenues in 1998 and 1997, respectively. One of the Company's customers accounted for 10% or more of total revenues in 1998 and none of the Company's customers accounted for more than 10% of total revenues in 1997. The Company expects that a limited number of customers will continue to account for a significant percentage of revenue for the foreseeable future. The loss of any major customer or any reduction or delay in orders by any such customer, delay or deferral in configurations or enhancements by such customers or the failure of the Company to successfully market its products or services to new customers, could have a material adverse effect on the Company's business, results of operations and financial condition.

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

Management of Changing Business. The Company has experienced significant changes in its business, such as an expansion customer base and the development of new products, services and enhancements to its software. Such changes have placed and may continue to place a significant strain upon the Company's management, systems and resources. As of June 30, 1999, the Company had declined to 191 employees from 201 employees at June 30, 1998. The Company's ability to compete effectively and to manage future changes will require the Company to continue to improve its financial and management controls, reporting systems and procedures and budgeting and forecasting capabilities on a timely basis and expand its sales and marketing work force, and train and manage its employee work force. There can be no assurance that the Company will be able to manage such changes successfully. The Company's failure to do so could have a material adverse effect upon the Company's business, results of operations and financial condition.

Dependence on Key Personnel. The Company's future performance depends in significant part upon the continued service of its key technical, sales and senior management personnel, particularly James R. DeFrancesco, Chairman, Peter M Leger, President and Chief Executive Officer and Scott L. Freiman, Executive Vice President. The Company has obtained for key-person life insurance on the lives of each of Messrs. DeFrancesco and Freiman. The loss of the services of one or more of the Company's executive officers could have a material adverse effect on the Company's business, results of operations and financial condition. The Company retains its key employees through the use of equity incentive programs, including stock option plans, employee stock purchase plans, and competitive compensation packages. Except with respect to Mr. Leger, the Company has no employment agreements and does not intend to enter into any such agreements in the foreseeable future. The Company's future success also depends on its continuing ability to attract and retain highly qualified technical, customer support, sales and managerial personnel. In particular, the Company has encountered difficulties in hiring sufficient numbers of programmers and technical personnel. Competition for qualified personnel is intense, and there can be no assurance that the Company will be able to retain its key technical, sales and managerial employees or that it can attract, assimilate or retain other highly qualified technical, sales and managerial personnel in the future.

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

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The Company's Annual Meeting of Stockholders was held on June 29, 1999
         (b)   Not applicable
         (c)   Motions before stockholders
                  (1)   Election of Three Directors

         NAME                      VOTES FOR        VOTES AGAINST      NON VOTES       ABSTENTIONS
         ----                      ---------        -------------      ---------       -----------
         James R. DeFrancesco      6,790,248           5,463               0                0
         John J. McDonnell, Jr.    6,790,248           5,463               0                0

                  (2)   Ratification of Ernst & Young, LLP as Auditors

                                   VOTES FOR        VOTES AGAINST      NON VOTES       ABSTENTIONS
                                   ---------        -------------      ---------       -----------
                                   6,779,158           4,600               0             11,953

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

         10.2    Form of Software License Agreement*

         10.3    Form of Software Maintenance Agreement*

         10.4    Form of Professional Services Agreement*

         10.5 Form of CreditConnection Lender Agreement (for CreditRevue(R) Licensees)*

         10.6    Form of CreditConnection Lender Agreement (for non-CreditRevue
                 (R) Licensees)*

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

------------------
   * Incorporated by reference to the Exhibits filed with the Company's Registration Statement on Form S-1, File NO. 333-14007.

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

                                CREDIT MANAGEMENT SOLUTIONS, INC.
                                ---------------------------------
                                          (Registrant)


Date: August 16, 1998         /s/ Peter M. Leger
                              ----------------------------------------------
                                      Peter M. Leger
                                      President and Chief Executive Officer and
                                      (Principal Executive Officer)


Date: August 16, 1998        /s/ Robert P. Vollono
                             ----------------------------------------------
                                      Robert P. Vollono
                                      Senior Vice President, Treasurer, Chief
                                      Financial Officer and Director (Principal
                                      Financial and Accounting Officer)

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

      10.2        Form of Software License Agreement

      10.3        Form of Software Maintenance Agreement

      10.4        Form of Professional Services Agreement

      10.5        Form of CreditConnection Lender Agreement (for CreditRevue(R)
                  Licensees)

      10.6        Form of CreditConnection Lender Agreement (for non-CreditRevue(R)
                  Licensees)

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