Form 10-Q
period 1999-09-30
CREDIT MANAGEMENT SOLUTIONS INC
filed 1999-11-15
CIK 1024339

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                ---------------


                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended    September 30, 1999
                               ------------------------------------------------

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to
                               ------------------------   ---------------------

                                Commission file number    000-21735

                       CREDIT MANAGEMENT SOLUTIONS, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                                                           52-1549401
----------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)                       (I.R.S. Employer Identification No.)


135 National Business Parkway, Annapolis Junction, MD                                                       20701
------------------------------------------------------------------------------------------------------------------
(Address of principal executive offices)                                                                 (Zip Code)


Registrant's telephone number, including area code    (301) 362-6000
                                                   ---------------------------------------------------------------


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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,661,398 shares of the Company's Common Stock, $.01 par value, were outstanding as of November 6, 1999.

                       CREDIT MANAGEMENT SOLUTIONS, INC.

                     Index to September 30, 1999 Form 10-Q

--------------------------------------------------------------------

                                                                                                               Page
                                                                                                               ----
                                            Part I -- Financial Information
Item 1.     Financial Statements (unaudited)......................................................................3

            Consolidated Balance Sheets --September 30, 1999 and December 31, 1998................................3

            Consolidated Statements of Operations -- Three Months Ended September 30,
            1999 and 1998 and Nine Months Ended September 30, 1999 and 1998.......................................4

            Consolidated Statements of Cash Flows -- Nine Months Ended September 30,
              1999 and 1998.......................................................................................5

            Notes to Consolidated Financial Statements............................................................6

Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations.......................................................8

                                            Part II -- Other Information

Item 1.     Legal Proceedings....................................................................................23

Item 2.     Changes in Securities................................................................................23

Item 3.     Defaults upon Senior Securities......................................................................23

Item 4.     Submission of Matters to a Vote of Security Holders..................................................23

Item 5.     Other Information....................................................................................23

Item 6.     Exhibits and Reports on Form 8-K.....................................................................23

            Signatures...........................................................................................25

                CREDIT MANAGEMENT SOLUTIONS, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

                                                                             SEPTEMBER 30,           DECEMBER 31,
                                                                                  1999                   1998
                                                                          ---------------------   --------------------
                                                                              (UNAUDITED)

                                 ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                  $       3,363,555      $       3,090,565
  Investments available for sale                                                     2,614,137              6,482,021
  Accounts receivable, net of allowance of $340,266 and $352,644 in
    1999 and 1998, respectively                                                      4,508,081              5,487,202
  Costs and estimated earnings in excess of billings on uncompleted
    contracts                                                                          314,531                246,831
  Prepaid expenses and other current assets                                            797,167                280,515
  Deferred income taxes                                                                 58,513                 58,513
                                                                          ---------------------   --------------------
Total current assets                                                                11,655,984             15,645,647
                                                                          ---------------------   --------------------

PROPERTY AND EQUIPMENT:

  Computer equipment and software                                                    7,639,157              7,306,811
  Office furniture and equipment                                                     1,588,713              1,657,294
  Leasehold improvements                                                             2,780,583              2,661,291
                                                                          ---------------------   --------------------
                                                                                    12,008,453             11,625,396

  Accumulated depreciation and amortization                                        (3,798,167)            (2,549,451)
                                                                          ---------------------   --------------------
                                                                                     8,210,286              9,075,945

Software development costs, net of accumulated amortization of $358,164
and $298,304 in 1999 and 1998, respectively                                          1,763,141                338,724
Other assets                                                                            49,040                 49,360
                                                                          ---------------------   --------------------

Total assets                                                                 $      21,678,451      $      25,109,676
                                                                          =====================   ====================

                   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                           $       3,362,501      $       5,798,379
  Accrued payroll and related expenses                                                 917,235                668,630
  Billings in excess of costs and estimated earnings on uncompleted
   contracts                                                                           126,364              1,044,015
  Deferred revenue                                                                   2,945,228              2,921,923
  Short-term borrowings                                                                798,000                      -
  Current portion of long-term debt and capital lease obligations                       39,395                 65,994
                                                                          ---------------------   --------------------
Total current liabilities                                                            8,188,723             10,498,941

LONG-TERM DEBT:
  Capital lease obligations, less current portion                                            -                 28,966
  Other lease obligations, less current portion                                        128,611                732,126
                                                                          ---------------------   --------------------
Total liabilities                                                                    8,317,334             11,260,033

SHAREHOLDERS' EQUITY
  Preferred stock, $.01 par value; 1,000,000 share authorized;
    no shares issued or outstanding                                                          -                      -
  Common stock, $.01 par value; 40,000,000 shares authorized;
    7,661,398 and 7,649,770 shares issued and outstanding at
    September 30, 1999 and December 31,
    1998, respectively                                                                  76,614                 76,497
  Additional paid - in capital                                                      26,895,361             26,853,194
  Accumulated deficit                                                             (13,610,858)           (13,080,048)
                                                                          ---------------------   --------------------
Total shareholders' equity                                                          13,361,117             13,849,643
                                                                          ---------------------   --------------------
Total liabilities and shareholders' equity                                   $      21,678,451      $      25,109,676
                                                                          =====================   ====================


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                CREDIT MANAGEMENT SOLUTIONS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            THREE MONTHS ENDED,                    NINE MONTHS ENDED,
                                                               SEPTEMBER 30                           SEPTEMBER 30
                                                   -------------------------------------- --------------------------------------
                                                         1999                1998                1999               1998
                                                   ------------------  ------------------ ------------------- ------------------
                                                      (UNAUDITED)         (UNAUDITED)        (UNAUDITED)         (UNAUDITED)
REVENUES:
  License and software development fees             $  3,293,727       $   2,820,611        $     10,606,554    $     6,996,071

  Maintenance fees                                     1,075,700             998,165               3,696,831          3,002,076

  Computer hardware sales                                 19,686              39,988               1,080,811            431,059

  Service bureau revenues                                872,033             369,857               2,149,731          1,177,995
                                                   ------------------  ------------------ ------------------- ------------------
                                                       5,261,146           4,228,621              17,533,927         11,607,201
                                                   ------------------  ------------------ ------------------- ------------------
COSTS OF REVENUES:
  Cost of license and software development fees        1,342,110           1,653,880               4,946,470          5,146,747

  Cost of maintenance fees                               142,700             216,427                 713,742            765,204

  Cost of computer hardware sales                        105,413             103,078               1,324,165            603,822

  Cost of service bureau                                 641,044             880,332               2,147,066          2,434,346
                                                   ------------------  ------------------ ------------------- ------------------
                                                       2,231,267           2,853,717               9,131,443          8,950,119
                                                   ------------------  ------------------ ------------------- ------------------
Gross profit                                           3,029,879           1,374,904               8,402,484          2,657,082

OTHER OPERATING EXPENSES:

  Selling, general and administrative expenses         2,660,617           2,786,886               8,106,202          7,386,103

  Research and development costs                         363,021             587,199               1,046,906          1,642,535
                                                   ------------------  ------------------ ------------------- ------------------

                                                       3,023,638           3,374,085               9,153,108          9,028,638
                                                   ------------------  ------------------ ------------------- ------------------

Income (loss) from operations                              6,241         (1,999,181)               (750,624)        (6,371,556)

OTHER INCOME (EXPENSE):

  Interest expense                                      (15,739)             (6,497)                (25,360)           (23,773)

  Interest income                                         70,596             178,691                 245,174            653,462
                                                   ------------------  ------------------ ------------------- ------------------

                                                          54,857             172,194                 219,814            629,689
                                                   ------------------  ------------------ ------------------- ------------------

Net income (loss)                                   $     61,098       $ (1,826,987)        $      (530,810)    $   (5,741,867)
                                                   ==================  ================== =================== ==================

Basic earnings (loss) per common share              $       0.01       $      (0.24)        $         (0.07)    $        (0.75)
                                                   ==================  ================== =================== ==================
Shares used in computation                             7,659,848           7,641,278               7,657,191          7,631,999
                                                   ==================  ================== =================== ==================

Diluted earnings (loss) per common share            $       0.01       $      (0.24)        $         (0.07)    $        (0.75)
                                                   ==================  ================== =================== ==================

Shares used in computation                             7,659,848           7,641,278               7,657,191          7,631,999
                                                   ==================  ================== =================== ==================


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                CREDIT MANAGEMENT SOLUTIONS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                        NINE MONTHS ENDED
                                                                                                          SEPTEMBER 30,
                                                                                            --------------------------------------
                                                                                                  1999                1998
                                                                                            ------------------  ------------------
                                                                                               (unaudited)        (unaudited)

OPERATING ACTIVITIES:
    Net loss                                                                                   $     (530,810)     $  (5,741,867)
    ADJUSTMENTS:
        Depreciation                                                                                1,338,433            823,929
        Amortization of software development costs                                                     59,860             89,791
        Amortization of discount on debt securities included in interest income                         7,889            (63,349)
        Loss (gain) on disposal of property and equipment                                              18,620            (13,906)
        Other lease obligations                                                                      (603,515)                  -

    CHANGES IN OPERATING ASSETS AND LIABILITIES:
        Accounts receivable, net                                                                      979,121         (1,055,935)
        Prepaid expenses and other current assets                                                    (516,652)            67,948
        Accounts payable                                                                           (2,435,878)          (822,554)
        Accrued payroll and related expenses                                                          248,605            (54,279)
        Net billings in excess of costs and estimated earnings on uncompleted contracts              (985,351)          (513,704)
        Deferred revenue                                                                               23,305            203,233
                                                                                            ------------------  -----------------
    NET CASH USED IN OPERATING ACTIVITIES                                                          (2,396,373)        (7,080,693)

INVESTING ACTIVITIES:

    Sale (purchase) of investments available-for-sale                                               3,859,995        (10,197,012)
    Proceeds from sale of property and equipment                                                       49,714             50,201
    Purchase of property and equipment                                                               (541,108)        (2,771,535)
    Capitalized software development costs                                                         (1,484,277)                  -
    Increase in other assets                                                                              320                  -
                                                                                            ------------------  -----------------
    NET CASH USED IN INVESTING ACTIVITIES                                                           1,884,644        (12,918,346)
FINANCING ACTIVITIES:
    Payments under capital lease obligations                                                          (55,565)          (114,934)
    Proceeds from credit line                                                                         798,000                  -
    Proceeds from exercise of stock options                                                                 -             62,640
    Proceeds from issuance of common stock                                                             42,284            112,971
                                                                                            ------------------  -----------------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                                                         784,719             60,677
                                                                                            ------------------  -----------------

    NET CHANGE IN CASH AND CASH EQUIVALENTS                                                           272,990        (19,938,362)
    CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                3,090,565         20,569,300
                                                                                            ------------------  -----------------

    CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                $     3,363,555      $     630,938
                                                                                            ==================  =================

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                CREDIT MANAGEMENT SOLUTIONS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.      BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K, for the year ended December 31, 1998.

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

At September 30, 1999, available-for-sale securities consisted of municipal, corporate and government agency obligations, the cost of which approximates fair value. The Company has not had significant realized or unrealized gains or losses on its investments during the periods presented. These investments are classified as current as all maturities are less than one year.

NOTE 4. EARNINGS (LOSS) PER SHARE

                                                                  THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                --------------------------      ---------------------------
                                                             SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                                   1999            1998             1999            1998
                                                               ----------      ----------       ----------     ----------

Numerator for basic and diluted earnings (loss) per common share:

  Net income (loss)                                             $  61,098  $  (1,826,987)      $ (530,810)   $ (5,741,867)
                                                            =============  ===============    ============  ==============
Denominator for basic and diluted earnings (loss) per
  common share:
  Weighted-average shares                                       7,659,848      7,641,278         7,657,191       7,631,999
                                                            =============  ===============    ============  ==============



Basic and diluted earnings (loss) per common share           $       0.01  $      (0.24)      $      (0.07)  $      (0.75)
                                                            =============  ===============    ============  ==============

NOTE 5. COST AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Uncompleted contracts consist of the following components:

                                                                   BALANCE SHEET CAPTION

                                                     -------------------------------------------------
                                                      COSTS AND ESTIMATED       BILLINGS IN EXCESS
                                                          EARNINGS IN              OF COSTS AND
                                                       EXCESS OF BILLINGS       ESTIMATED EARNINGS           TOTAL
                                                     ---------------------------------------------------------------------
December 31, 1998:
     Cost and estimated earnings                       $          1,573,861                 3,236,349           4,810,210
     Billings                                                     1,327,030    $            4,280,364   $       5,607,394
                                                     -----------------------  ------------------------ -------------------
                                                       $            246,831    $          (1,044,015)   $       (797,184)
                                                     =======================  ======================== ===================
September 30, 1999:
     Cost and estimated earnings                                  2,472,515                   174,787          2,647,302
     Billings                                          $          2,157,984    $              301,151   $      2,459,135
                                                     -----------------------  ------------------------ -------------------
                                                       $            314,531    $            (126,364)   $        188,167
                                                     =======================  ======================== ===================

All receivables on contracts in-progress are expected to be collected within twelve months.

NOTE 6. SEGMENT INFORMATION

Segment Reporting

                                            Three months ended September 30, 1999
          -------------------------- ------------------ ------------------ ------------------ ------------------
                                     Credit Decisioning     E-Commerce      Service Bureau           Total
          -------------------------- ------------------ ------------------ ------------------ ------------------
          Revenues                      $  4,389,113       $    505,015       $    367,018      $   5,261,146
          -------------------------- ------------------ ------------------ ------------------ ------------------
          Segment profit (loss)            2,242,949          (461,077)          (358,030)          1,423,842
          -------------------------- ------------------ ------------------ ------------------ ------------------


                                         Three months ended September 30, 1998
          -------------------------- ------------------ ------------------ ------------------ ------------------
                                     Credit Decisioning     E-Commerce      Service Bureau           Total
          -------------------------- ------------------ ------------------ ------------------ ------------------
          Revenues                    $    3,858,764      $     293,474      $      76,383      $   4,228,621
          -------------------------- ------------------ ------------------ ------------------ ------------------
          Segment profit (loss)            1,724,569          (709,444)          (627,667)            387,458
          -------------------------- ------------------ ------------------ ------------------ ------------------

A reconciliation of segment profit for all segments to net income (loss) for the three months ended September 30, 1999 and 1998 is as follows:

                                   Three months ended September 30,
          ------------------------------------------------------ ---------------- ---------------
                                                                      1999             1998
          ------------------------------------------------------ ---------------- ---------------
          Total segment profit                                     $   1,423,842   $     387,458
          ------------------------------------------------------ ---------------- ---------------
          Corporate, general and administrative expenses                 947,965       2,023,358
          ------------------------------------------------------ ---------------- ---------------
          Depreciation and amortization                                  469,636         363,281
          ------------------------------------------------------ ---------------- ---------------
          Net interest income                                             54,857         172,194
          ------------------------------------------------------ ---------------- ---------------
          Net income/(loss) before income taxes                    $      61,098   $ (1,826,987)
          ------------------------------------------------------ ---------------- ---------------


                                          Nine months ended September 30, 1999
          -------------------------- ------------------ ------------------ ------------------ ------------------
                                     Credit Decisioning     E-Commerce      Service Bureau           Total
          -------------------------- ------------------ ------------------ ------------------ ------------------
          Revenues                    $   15,384,196   $      1,319,625   $        830,106   $     17,533,927
          -------------------------- ------------------ ------------------ ------------------ ------------------
          Segment profits (loss)           7,342,185        (1,839,767)        (1,016,173)          4,486,245
          -------------------------- ------------------ ------------------ ------------------ ------------------

                                           Nine months ended September, 1998
          ------------------------ ------------------ ------------------ ------------------ ------------------
                                   Credit Decisioning     E-Commerce      Service Bureau           Total
          ------------------------ ------------------ ------------------ ------------------ ------------------
          Revenues                  $     10,429,206    $       904,827    $       273,168   $     11,607,201
          ------------------------ ------------------ ------------------ ------------------ ------------------
          Segment profit (loss)            2,932,800        (2,080,241)          (907,526)           (54,967)
          ------------------------ ------------------ ------------------ ------------------ ------------------

A reconciliation of segment profit (loss) for all segments to net loss for the nine months ended September 30, 1999 and 1998 is as follows:



                                  Nine months ended September 30,
          ------------------------------------------------------ ---------------- ---------------
                                                                      1999             1998
          ------------------------------------------------------ ---------------- ---------------
          Total segment profit (loss)                              $   4,486,245   $    (54,967)
          ------------------------------------------------------ ---------------- ---------------
          Corporate, general and administrative expenses               3,830,687       5,466,218
          ------------------------------------------------------ ---------------- ---------------
          Depreciation and amortization                                1,406,182         850,371
          ------------------------------------------------------ ---------------- ---------------
          Net interest income                                            219,814         629,689
          ------------------------------------------------------ ---------------- ---------------
          Net loss                                                 $   (530,810)   $ (5,741,867)
          ------------------------------------------------------ ---------------- ---------------


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

License fees for CreditRevue(R) are recognized based on a percentage-of-completion method, measured generally on a cost-incurred basis. The Company typically charges a nonrefundable fee of 25% of the preliminary estimate of the total license fee to develop an analysis of the customer's credit operations and a plan for the configuration and implementation of CreditRevue(R) according to the customer's requirements. Costs consist primarily of direct labor, temporary contract labor and office space. Contracts in-progress are reviewed periodically, and revenues and earnings are adjusted based on revisions in contract value and estimated time to completion. The Company recognizes revenue for maintenance fees pro rata over the term of the related agreement, which is generally one year. Maintenance fees received in advance of revenue recognition are included in deferred revenue. In addition, as a convenience to its customers, the Company offers third-party computer hardware and software through various reseller arrangements. However, neither third-party hardware nor third-party software sales are a focus of the Company's overall marketing strategy. For the nine months ended September 30, 1999, revenues from third-party hardware and software sales accounted for 6.2% and 4.3% of total revenues, respectively. Revenues from resales of third-party computer hardware and software are recognized at the time of shipment and installation.

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

As of September 30, 1999, the Company had 17 employees in its sales and marketing organization. The Company intends to hire additional sales and marketing personnel in the future to help the Company expand its market presence. Competition for such personnel is intense, and there can be no assurance that the Company can retain its existing sales personnel or that it can attract, assimilate or retain additional highly qualified sales persons in the future. If the Company is unable to hire such personnel on a timely basis, the Company's business, results of operations and financial condition could be materially and adversely affected.

RESULTS OF OPERATIONS

Total Revenues. Total revenues increased 24.4% from $4.2 million in the three months ended September 30, 1998 to $5.3 million in the three months ended September 30, 1999. The Company's revenues are derived from four sources: license and software development fees, maintenance fees, computer hardware sales and service bureau revenues.

Total revenues increased 51.1% from $11.6 million in the nine months ended September 30, 1998 to $17.5 million in the nine months ended September 30, 1999. Growth in all revenue categories contributed to improved year-to-year performance.

License and Software Development Fees. CreditRevue(R) accounted for virtually all of the Company's license and software development fee revenue through September 30, 1999. License and software development fees increased 16.8% from $2.8 million in the three months ended September 30, 1998 to $3.3 million in the three months ended September 30, 1999. The increases during these periods resulted from increased market acceptance of CreditRevue(R) and increased demand for the Company's professional consulting services.

License and software development fees increased 51.6% from $7.0 million for the nine months ended September 30, 1998 to $10.6 million for the nine months ended September 30, 1999. Year-to-year revenue growth is the result of strong demand for the Company's CreditRevue(R) software and professional consulting services. In addition, during early 1998 the Company experienced delays in obtaining new CreditRevue(R) clients which contributed to the low revenue levels reported in the first nine months of 1998.

Maintenance Fees. Maintenance fees include fees from software maintenance agreements. Maintenance fees increased 7.8% from $1.0 million in the three months ended September 30, 1998 to $1.1 million in the three months ended September 30, 1999. The growth in these revenues during the periods presented was the result of increased maintenance fees associated with the increased number of licenses of CreditRevue(R) outstanding during such periods.

Maintenance fees increased 23.1% from $3.0 million in the nine months ended September 30, 1998 to $3.7 million in the nine months ended September 30, 1999. In addition to a growing installed base of CreditRevue(R) systems, maintenance agreements include annual increases for increases in the Consumer Price Index (CPI). The Company increased maintenance fees to 18% from 15% for CreditRevue(R) systems installed after 1998. The increased system base, scheduled CPI increases and increases to annual maintenance fee percentages all contributed to the growth in maintenance fee revenue on a year-to-year basis.

Computer Hardware Sales. Computer hardware sales revenue decreased 50.8% from $0.02 million in the three months ended September 30, 1998 to $0.04 million in the three months ended September 30, 1999. Computer hardware sales revenue consists of revenues received from resales of third-party hardware in connection with the license and installation of the Company's software. The fluctuation in such revenues during these periods is the result of customer purchase preferences for computer hardware systems. In certain instances, CreditRevue(R) customers have volume discount arrangements with hardware resellers making them eligible for discounts greater than those offered by the Company.

Computer Hardware sales for the nine months ended September 30, 1999 increased 150.7% to $1.1 million compared to $0.4 million for the nine months ended September 30, 1998. Increased CreditRevue(R) systems sales during the first nine months of 1999 had a direct impact on the increase in hardware sales during the same period.

Service Bureau Fees. Service Bureau revenues originate from several sources including: CreditConnection(R) transaction and interface fees, Dun & Bradstreet OneScore, Portfolio Management transaction and implementation fees and CreditRevue(R) Service Bureau. Total Service Bureau revenues increased 135.8% from $0.4 million for the quarter ended September 30, 1998 as compared to $0.9 million for the quarter ended September 30, 1999. The CreditConnection service generated $505,000 of revenue in the quarter ended September 30, 1999 compared to $293,000 for the period ended September 30, 1998, an increase of 72.4%. Dun & Bradstreet OneScore was commercially released in the fourth quarter of 1997, Portfolio Monitoring and CreditRevue(R) Service Bureau were commercially released in the first quarter of 1998. These Service Bureau products account for an aggregate revenue of $367,000 in the quarter ended September 30, 1999 representing an increase of 382.9% over the $76,000 recorded in the quarter ended September 30, 1998.

Service Bureau fees increased 82.5% from $1.2 million for the nine months ended September 30, 1998 to $2.1 million for the nine months ended September 30, 1999. Of the total $2.1 million in 1999, CreditConnection(R) related revenues accounted for $1.3 million up 45.9% from the $0.9 million reported for the first nine months of 1998. The growth in CreditConnection(R) revenue related to the increased number of dealers and lenders active on the system at September 30, 1999. The balance of Service Bureau fees for the first nine months of 1999, totaling $0.8 million, represent revenues related to the CreditRevue(R) service bureau and the Dun & Bradstreet OneScore and Portfolio monitoring services. These other service bureau revenues increased 204.0% from $0.3 million to $0.8 million for the nine months ended September 30, 1998 and 1999, respectively. The increase in other service bureau revenues is attributable to the addition of an additional account in the CreditRevue(R) service bureau and growth in the number of clients and transactions for the Dun & Bradstreet related services.

Cost of License and Software Development Fees. Cost of license and software development fees consist primarily of salaries and benefits for in-house programmers, the cost of temporary contract labor and costs for office space. Cost of license and software development fees decreased 18.9% from $1.7 million in the three months ended September 30, 1998 to $1.3 million in the three months ended September 30, 1999. As a percentage of license fee and software development revenue, cost of license and software development fees were 73.6% and 40.7% in the three months ended September 30, 1998 and 1999, respectively. The net decrease in costs of $0.4 million is the result of improved utilization of in-house programmers and a greater degree of product standardization for the systems implemented during this period.

The cost of license and software development fees decreased 3.9% from $5.1 million for the nine months ended September 30, 1998 to $4.9 million for the nine months ended September 30, 1999. As a percentage of license and software development revenue, the cost of license and software development fees were 58.6% and 46.6% for the nine months ended September 30, 1998 and 1999 respectively. Several factors contributed to the reduction in costs as a percentage of revenue. The Company employs programmers and analysts with expertise in implementing CreditRevue(R) systems. In order to ensure required skills and knowledge are available to implement new systems, the Company must retain a core pool of skilled employees even when revenues decline. In the first nine months of 1998, when there were delays in signing new CreditRevue(R) clients, the costs of retaining skilled employees caused costs of license and software development fees as a percentage of license related revenues to be significantly higher than in prior periods.

In addition a higher degree of product standardization during 1999 contributed to improved staff utilization and lower costs of implementation. The improved staff utilization and growth in license and software development revenues during the first nine months of 1999 resulted in the reduction of costs as a percentage of revenue.

Costs of Maintenance Fees. Cost of maintenance fees consists primarily of personnel and related costs for customer maintenance and support. Cost of maintenance fees decreased 34.1% from $0.2 million in the three months ended September 30, 1998 to $0.1 million in the three months ended September 30, 1999. As a percentage of maintenance fee revenue, cost of maintenance fees was 21.7% and 13.3% in the three months ended September 30, 1998 and 1999, respectively. Staffing utilization efficiencies will vary based on the timing and training of additions to maintenance staff personnel. Additionally, the cost of maintenance for third party software that is resold is included in cost of maintenance fees for the period ended September 30, 1999.

Cost of maintenance fees decreased 6.7% from $0.8 million for the nine months ended September 30, 1998 to $0.7 million for the nine months ended September 30, 1999. This decrease in costs relates to improved utilization of maintenance personnel. Cost of maintenance as a percentage of maintenance revenues were 25.5% and 19.3% for the nine months ended September 30, 1998 and 1999 respectively.

Cost of Computer Hardware Sales. Cost of computer hardware sales consists of
(i) the Company's cost of computer hardware resold to the Company's customers that are licensing CreditRevue(R) and (ii) salaries and benefits for systems integration employees. Cost of computer hardware sales increased 2.3% from $0.1 million in the three months ended September 30, 1998 to $0.1 million in the three months ended September 30, 1999. As a percentage of computer hardware sales revenue, cost of computer hardware sales was 257.8% and 535.5% in the three months ended September 30, 1998 and 1999, respectively. The increase in the cost of computer hardware sales as a percent of revenue is the result of decreased hardware revenues, while fixed expenses, primarily personnel-related in nature, remained constant during the same period.

Cost of computer hardware sales increased 119.3% from $0.6 million for the nine months ended September 30, 1998 to $1.3 million for the nine months ended September 30, 1999. As a percentage of hardware revenues costs were 140.1% and 122.5% for the nine months ended September 30, 1998 and 1999 respectively. During the period that costs increased 119.3%, corresponding revenues increased 250.7%. Costs actually exceed revenues because the Company has certain fixed costs for salaries and benefits for the systems integration staff required to support hardware sales activities. As hardware margins decline increasing sales levels are necessary to recover the fixed costs of supporting these revenue streams.

Cost of Service Bureau Revenues. Cost of service bureau fees consist primarily of personnel costs associated with the operation and support of the service bureau. Other costs of service bureau revenues include equipment rental expenses, communications network costs from third parties and hardware and software pass through expenses. Service bureau costs for the three months ended September 30, 1998 and 1999 were $0.9 million and $0.6 million, respectively. Cost of service bureau revenues during the three months ended September 30, 1998 exceeded service bureau revenues because of start up costs associated with establishing the service bureau. During the three months ended September 30, 1999 service bureau revenues, for the first time, exceeded service bureau costs. As these new services continue to gain market acceptance, corresponding costs of service bureau fees are expected to decrease as a percent of service bureau revenues.

Cost of service bureau revenues declined 11.8% from $2.4 million for the nine months ended September 30 1998 to $2.1 million for the nine months ended September 30, 1999. The slight reduction in costs relates to staff reductions and improved staff utilization during 1999. As a percentage of revenues, costs of service bureau were 206.7% and 99.9% for the nine months ended September 30, 1998 and 1999 respectively. While costs declined 11.8% corresponding revenues increased 82.5%.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 4.5% from $2.8 million in the three months ended September 30, 1998 to $2.7 million in the three months ended September 30, 1999. This $0.1 million decrease relates to fluctuations in several areas. Increases in equipment rental ($0.1 million) and payroll ($0.4 million) were offset by reductions in travel ($0.2 million), legal ($0.1 million), and rent expense ($0.3 million). The rental expense reduction relates to subleasing previously abandoned office space at the Company's former offices. Loss reserves of approximately $0.3 million were recovered in conjunction with the sublease transaction.

Selling general and administrative expenses increased 9.7% from $7.4 million for the nine months ended September 30, 1998 to $8.1 million for the nine months ended September 30, 1999. As a percentage of total revenues, selling, general and administrative expenses were 63.6% and 46.2% for the nine months ended September 30, 1998 and 1999 respectively. The increase in selling, general and administrative expenses of $0.7 million on a year to year basis relates to increases in payroll (approximately $0.3 million), sales commissions and incentives (approximately $0.2 million) increases in rent expenses associated with new offices (approximately $0.4 million), and increased depreciation expenses (approximately $0.6 million), associated with the new offices and data center at Annapolis Junction, Maryland. These increases totaling approximately $1.5 million were offset by reductions in travel (approximately $0.2 million), and rent expense offsets (approximately $0.6 million). The rent expense offsets relate to recovery of loss reserves upon subleasing previously abandoned office space under lease by the Company.

Research and Development Costs. Research and development costs consist primarily of salaries and benefits of in-house programmers. These costs decreased $0.2 million during the three months ended September 30, 1999 as compared to the three months ended September 30, 1998 due primarily the capitalization of certain development costs associated with the Company's CreditRevue(R) Maestro product. The CreditRevue(R) Maestro product is a robust automated analysis engine for evaluating and decisioning consumer and small business credit applications. Technological feasibility of CreditRevue(R) Maestro was deemed to have occurred November 1, 1998 at which point capitalization of certain expenses commenced.

The Company has in the past capitalized certain software development expenses. During the three months ended September 30, 1999, approximately $0.4 million of expenses related to the development of CreditRevue(R) Maestro were capitalized. All development activities during the three months ended September 30, 1998 were expensed. During the period from September 1994, the direct payroll costs of certain programmers were capitalized as software development costs. See Note 1 to Notes to Consolidated Financial Statements in the Company's 10-K or Annual Report for the year ended December 31, 1998.

Research and development costs decreased 36.3% from $1.6 million for the nine months ended September 30, 1998 to $1.0 million for the nine months ended September 30, 1999. During the first nine months of 1999 approximately $1.4 million of research and development expenses related to CreditRevue(R) Maestro were capitalized in accordance with FASB 86. The capitalization of CreditRevue(R) Maestro development expenses result in the reduction in research and development expense on a year to year basis.

Interest Income (Expense). Net interest income decreased to $0.1 million in the three months September 30, 1999 from $0.2 million in the three months ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its working capital needs, operating losses and investments in property and equipment from the net proceeds from the Company's initial public offering completed in December 1996. During the nine months ended September 30, 1998, the Company consumed net cash in operating activities of $7.1 million. During the nine months ended September 30, 1999, the Company consumed $2.4 million of cash in operating activities. The primary use of cash in operations during the nine months ended September 30, 1999, was the reduction of accounts payable of approximately $2.4 million and increases in prepaids and net billings in excess of costs and estimated gross profit on uncompleted contracts totaling approximately $1.5 million in the aggregate.

The Company's cash used in investing activities consists principally of investments in property and equipment. During the nine months ended September 30, 1998 and 1999, the Company invested a total of $2.8 and $0.5 million in property and equipment, respectively. These investments were directly attributable to the Company's growth in operations. The Company does not have any material commitments for the purchase of property and equipment at September 30, 1999.

The Company has historically relied principally on its bank line of credit and proceeds from its initial public offering completed in December 1996 for its financing needs. The Company received $22.6 million of net proceeds from its initial public offering. The Company maintains a secured bank line of credit in the amount of $1.5 million, of which the balance outstanding at September 30, 1999 was approximately $0.8 million. The line of credit bears interest at the bank's prime rate per annum (8.5% at September 30, 1999). Further, the bank's line of credit requires the bank's written consent prior to, among other things, (i) the payment of cash dividends, (ii) the Company's engagement in a substantially different business activity, or (iii) the purchase by the Company of any interest in another enterprise or entity.

The Company currently anticipates that its available cash resources, expected cash flows from operations, and its bank line of credit will be sufficient to meet its presently anticipated working capital, capital expenditure and debt repayment requirements through 1999 and well into 2000.

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

As of September 30, 1999, approximately 93% of the analysis, remediation and testing had been completed, collectively, for the Company's customers' credit decisioning systems. As of September 30, 1999, the analysis, remediation, testing and implementation had been substantially completed for the software and systems comprising the Company's e-commerce systems. Because certain of the Company's service bureau customers are currently not scheduled to upgrade to the year 2000 releases of their software before the end of 1999, the Company is in the process of analyzing, remediating, and testing the changes necessary to prepare these customers' existing systems for the year 2000. As of September 30, 1999, approximately 40% of the total analysis, remediation, testing and implementation had been completed for all the Company's service bureau customers systems. The Company is scheduled to complete these procedures and make any necessary changes available to the services bureau customers during the fourth quarter of 1999. As of September 30, 1999, approximately 95% of the analysis, remediation, testing and implementation had been completed for the Company's internal products and systems, which is scheduled to be completed early during the fourth quarter of 1999. The Company has also implemented analysis and testing procedures to ensure that any enhancements to a system following the completion of the analysis, remediation, testing and implementation of that system do not contain any year 2000 issues.

In most cases, the software products and software-related services provided by the Company interface to third party systems. In cases where a third party has provided Year 2000 interface specifications, the Company is developing, testing and implementing new interface code to comply with those specifications. While the Company continues to receive changes to interface specifications from certain third parties, the Company intends to complete and implement the changes during the fourth quarter of 1999.

The Year 2000 activities described above relating to credit decisioning systems, e-commerce systems, service bureau systems and third party products and systems represent the standard procedures applied to the applicable system. In certain circumstances, the Company may make changes to or deviate from these procedures.

Costs

As of September 30, 1999, substantially all expenses have been associated with the opportunity cost of time spent by employees of the Company on the Year 2000 Program, particularly on the analysis, development, testing and implementation relating to software products and software-related services provided to customers. The Company estimates that the opportunity cost incurred as of September 30, 1999 is approximately $1.9 million. This cost can be allocated as follows: $0.9 million to credit decisioning systems, $0.3 million to E-commerce systems, $0.7 million to service bureau systems, $0.1 million to internal products and systems, and $0.4 million to Year 2000 Program management, project oversight, and client and vendor communications. To complete the Year 2000 Program, in addition to the opportunity costs of employees' time, the Company may also need to purchase replacement products. The Company's projected costs of the entire Year 2000 Program is $2.4 million. A substantial portion of the remaining budget is allocated for senior management, customer and vendor communications, as well as contingency plans.

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

Contingency Plans

The Company will have a dedicated year 2000 support staff which will be prepared to address year 2000 issues. While the Company is currently finalizing the plans for the year 2000 support staff, the Company continues to investigate and develop additional contingency plans which could be implemented if necessary.

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

Dependence on CreditRevue(R) Product Line. License fees, maintenance fees and third-party computer hardware sales associated with licenses and installations of CreditRevue(R) accounted for the majority of all the Company's revenues through September 30, 1999. Although the Company has introduced its CreditConnection(R) service, the Company expects that revenues generated from licenses and installations of CreditRevue(R) will continue to account for a significant portion of the Company's revenues for the foreseeable future. The life cycles of the Company's products and services are difficult to predict due to the effect of new product and service introductions or software enhancements by the Company or its competitors, market acceptance of new and enhanced versions of the Company's products and services, and competition in the Company's marketplace. A decline in the demand for CreditRevue(R) whether as a result of competition, technological change, price reductions or otherwise, would have a material adverse effect on the Company's business, results of operations and financial condition.

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

Market Acceptance of CreditConnection; Transition to Transaction-Based Revenue. The Company's CreditConnection service was commercially introduced in 1996 and the Company's CreditRevue(R) Service Bureau service was commercially introduced in January, 1998. The CreditConnection service and the CreditRevue(R) Service Bureau service (as provided by third parties to which the Company licenses the CreditRevue(R) Service Bureau) are projected to account for a significant portion of the Company's revenues in the future. As a result, demand and market acceptance for these services are subject to a high level of uncertainty, and the Company will be heavily dependent on their market acceptance. There can be no assurance that these services will be commercially successful. The failure of the Company to generate demand for CreditConnection or CreditRevue(R) Service Bureau or the occurrence of any significant technological problems with such services would have a material adverse effect on the Company's business, results of operations and financial condition. Further, the CreditConnection service has taken longer to commercialize than originally anticipated. Although the Company is exploring additional distribution options to further enhance the CreditConnection service, there can be no assurance that any such channels will be available to the Company on commercially reasonable terms, or at all. The failure of the Company to successfully commercialize the CreditConnection service would have a material adverse effect on the Company's business, financial condition and results of operations. Historically, virtually all of the Company's revenues have been derived from license fees, maintenance fees and hardware sales associated with licenses and installations of CreditRevue(R)
 . Under the terms of its license agreements, a majority of the Company's revenues are realized during the configuration and installation of CreditRevue(R). However, the Company anticipates that a significant portion of the Company's future revenues will be derived from per-usage transaction-based fees charged to credit originators and financial institutions for transactions originated from the CreditConnection and CreditRevue(R) Service Bureau services. There can be no assurance that the Company will successfully manage the transition of a significant portion of its revenues from license-based revenue to transaction-based revenue. The failure of the Company to successfully manage the transition to a transaction-based revenue stream would have a material adverse effect on the Company's business, results of operations and financial condition.

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

In addition, the Company has formed strategic alliances with Automatic Data Processing (ADP), Universal Computer Systems (UCS) and Advent Resources (Advent) for remarketing CreditConnection and with Dun & Bradstreet for the marketing of OneScore. There can be no assurance that these relationships will be successful. Moreover, there can be no assurance that these companies will actively remarket CreditConnection or OneScore. The failure by the Company to leverage and maintain its existing relationships ADP, UCS, Advent and Dun
& Bradstreet, or to establish new relationships in the future, because of a divergence of interests, acquisition of one or more of these third parties or other reasons, could have a material adverse effect on the Company's business, results of operations and financial condition.

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

Management of Changing Business. The Company has experienced significant changes in its business, such as an expansion customer base and the development of new products, services and enhancements to its software. Such changes have placed and may continue to place a significant strain upon the Company's management, systems and resources. As of September 30, 1999, the Company had declined to 186 employees from 205 employees at September 30, 1998. The Company's ability to compete effectively and to manage future changes will require the Company to continue to improve its financial and management controls, reporting systems and procedures and budgeting and forecasting capabilities on a timely basis and expand its sales and marketing work force, and train and manage its employee work force. There can be no assurance that the Company will be able to manage such changes successfully. The Company's failure to do so could have a material adverse effect upon the Company's business, results of operations and financial condition.

Dependence on Key Personnel. The Company's future performance depends in significant part upon the continued service of its key technical, sales and senior management personnel, particularly Scott L. Freiman, President and Chief Executive Officer. The Company has obtained for key-person life insurance on the life of Mr. Freiman. The loss of the services of one or more of the Company's executive officers could have a material adverse effect on the Company's business, results of operations and financial condition. The Company retains its key employees through the use of equity incentive programs, including stock option plans, employee stock purchase plans, and competitive compensation packages. The Company has no employment agreements and does not intend to enter into any such agreements in the foreseeable future. The Company's future success also depends on its continuing ability to attract and retain highly qualified technical, customer support, sales and managerial personnel. In particular, the Company has encountered difficulties in hiring sufficient numbers of programmers and technical personnel. Competition for qualified personnel is intense, and there can be no assurance that the Company will be able to retain its key technical, sales and managerial employees or that it can attract, assimilate or retain other highly qualified technical, sales and managerial personnel in the future.

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

System Interruption and Security Risks; Potential Liability; Possible Lack of Adequate Insurance; and System Inadequacy. The Company's operations are dependent, in part, on its ability to protect its system from interruption by damage from fire, earthquake, power loss, telecommunication failure, unauthorized entry or other events beyond the Company's control. The Company's computer equipment constituting its central computer system, including its processing operations, is located at a single site. The Company is currently in the process of acquiring and implementing a back-up, off-site processing system capable of fully supporting its operations in the event of system failure. During 1997, the Company implemented a limited redundant data center. The Company relocated operations to new leased facilities in Annapolis Junction, MD in late 1998. The new facilities, which include a state of the art data center, have become the primary production center for the Company's data processing needs. The Company has determined it to be more cost effective to obtain back up data center coverage under contract form third parties rather than upgrade its former data center in Columbia, Maryland. The Company is in discussions with third parties to establish a diaster recovery site and expects to have this coverage in effect by the end of the first quarter 2000. While the Company maintains $1.6 million of property insurance coverage, business interruption insurance coverage, $2.0 million of errors and omissions insurance coverage and $10.0 million of umbrella insurance coverage, such insurance may not be adequate to compensate the Company for all losses that may occur or to provide for costs associated with system failure or business interruption. Any damage or failure that causes interruptions in the Company's operations could have a material adverse effect on the Company's business, results of operations and financial condition.

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

Future Capital Needs; Uncertainty of Additional Financing. The Company currently anticipates that its available cash resources combined with anticipated funds from operations will be sufficient to meet its presently anticipated working capital and capital expenditure requirements through 1999 and into 2000. Thereafter, the Company may need to raise additional funds.

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

Control by Existing Stockholders. Assuming no exercise of outstanding options, James R. DeFrancesco, Director and Co-founder and Scott L. Freiman, President, Chief Executive Officer and Co-founder, collectively beneficially own approximately 60% of the outstanding shares of Common Stock. As a result, these stockholders will be able to exercise control over matters requiring stockholder approval, including the election of directors, and the approval of mergers, consolidations and sales of all or substantially all of the assets of the Company. This may prevent or discourage tender offers for the Company's Common Stock unless the terms are approved by such stockholders.

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

                                              CREDIT MANAGEMENT SOLUTIONS, INC.
                                              ---------------------------------
                                                         (Registrant)

Date: November 15, 1999              /s/ Scott L. Freiman
                                    -------------------------------------------
                                       Scott L. Freiman
                                       President and Chief Executive
                                       Officer and (Principal Executive Officer)

Date: November 15, 1999                /s/ Robert P. Vollono
                                    -------------------------------------------
                                       Robert P. Vollono
                                       Senior Vice President,
                                       Treasurer, Chief Financial
                                       Officer and Director
                                       (Principal Financial and
                                       Accounting Officer)

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