Form 10-K
period 1999-12-31
CREDIT MANAGEMENT SOLUTIONS INC
filed 2000-03-31
CIK 1024339

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED [FEE REQUIRED]

For the fiscal year ended December 31, 1999 OR
[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED [NO FEE REQUIRED]

For the transition period from __________ to __________

Commission File Number 000-21735

CREDIT MANAGEMENT SOLUTIONS, INC. (Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	52-1549401 (I.R.S. Employer Identification No.)

135 National Business Parkway, Annapolis Junction, MD (Address of Principal Executive Offices)	20701 (Zip Code)

(Registrant’s Telephone Number, Including Area Code) (301) 362-6000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	Nasdaq National Market

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

At March 23, 2000, Credit Management Solutions, Inc. had 7,816,559 shares of Common Stock, par value $0.01, outstanding.

While it is difficult to determine the number of shares owned by non-affiliates, the registrant estimates that the aggregate market value of outstanding Common Stock on March 23, 2000 (based upon the average bid and asked prices of such Common Stock on the Nasdaq National Market on March 23, 2000) held by non-affiliates was approximately $ 34.1 million. For this computation, the registrant has excluded the market value of all shares of its Common Stock reported as beneficially owned by officers, directors and certain significant stockholders of the registrant. Such exclusion shall not be deemed to constitute an admission that any such stockholder is an affiliate of the registrant.

Documents Incorporated by Reference

Items 10, 11, 12 and 13 of Part III of this Form 10-K are incorporated by reference from the registrant’s definitive Proxy Statement to be furnished to stockholders in connection with the 2000 Annual Meeting of Stockholders. This Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, not later than April 29, 2000.

PART I

Item 1. Business.

     This report contains certain statements of a forward-looking nature relating to future events or the future financial performance of Credit Management Solutions, Inc. (“CMSI” or the “Company”). Investors are cautioned that such statements are only predictors and that actual events or results may differ materially. In evaluating such statements, investors should specifically consider the various factors identified in this Report which could cause actual results to differ materially from those indicated by such forward-looking statements, including the matters set forth in “— Risk Factors.”

     The Company was incorporated under the laws of the State of Maryland in 1987 and reincorporated under the laws of the State of Delaware in November 1996. CMSI is a developer and provider of software solutions and services for automating the consumer and small business credit analysis, decisioning and funding process. The Company’s software products and services allow its customers to automate the entire credit application process by enabling the rapid transmission of credit applications to multiple funding sources, expediting credit application analysis and decisioning and facilitating compliance with federal and state regulatory requirements. The Company’s software product, CreditRevue, automates the entire credit application process from the entry of the credit application to the credit decision to the transfer of the funding information to the lenders servicing system.

     To further support the needs of the lending industry, the Company developed the CreditConnection service, which became commercially available in July 1996. The CreditConnection service provides tools which link sources of credit origination through an online network that transmits a credit application to multiple funding sources and delivers credit decisions to the point of origin. In 1999, the Company introduced the CreditOnline network, which expands the CreditConnection service to link other sources of credit organization, such as Internet financing web sites.

     In February 2000, the Company announced the formation of two new wholly-owned subsidiaries: Credit Online, Inc. and CMSI Systems, Inc. Credit Online, Inc., focusing on the Company’s e-commerce strategy, will expand and enrich the Company’s offerings in online lending for the automotive industry. Credit Online, Inc. also may leverage investments made in infrastructure to expand into additional vertical markets in the business-to-business Internet credit arena. CMSI Systems, Inc. will continue to provide the Company’s line of licensed credit management software solutions, including CreditRevue.

Products and Services

   CreditRevue

     CreditRevue is a UNIX-based software solution designed to automate the credit application process from the entry of the credit application to the credit decision, through the transfer of the funding information to the lender’s servicing system. Using CreditRevue, a lender can automate the analysis of a wide range of consumer lending products, including vehicle loans and leases, home equity loans, student loans, telecommunications services and credit cards. Before CreditRevue is installed, the Company completes a review of the lender’s credit application processing environment. CreditRevue is then configured to address the lender’s specifications, including the lender’s underwriting, approval and funding processes. The Company designs interfaces from CreditRevue to the lender’s other related systems, such as its branch automation software, customer information repository and loan servicing software.

The Company also markets the following supplemental CreditRevue products:
•	CreditRevue Student Lending is a specialized version of CreditRevue which, in addition to providing the full functionality of CreditRevue, is configured to support the requirements of the student lending marketplace.

•	eValuate, which the Company referred to formerly as CreditRevue Maestro, is a product designed to work in conjunction with a client’s existing credit origination application workflow system, providing complete background credit analysis, decisioning and pricing capabilities based on client defined criteria. This product is currently in development and currently is scheduled for delivery in Q2 2000.

•	CreditRevue Service Bureau is a product designed to allow lenders to connect multiple terminals or personal computers to a service bureau system in order to make use of the CreditRevue functionality. CreditRevue Service Bureau was designed to be used by small and medium sized financial institutions seeking to minimize the up-front hardware and software costs of an in-house system. The Company’s original strategy was to enter into marketing alliances with established service bureau providers whereby such providers would re-market CreditRevue Service Bureau to their clients on a transaction fee basis. While the Company had entered into alliances with AnyTime Access, Inc., Outsource Financial, Inc. and M&I Data Services, Inc., the Company is considering changing its strategy to focus on an application service provider (ASP) or other service bureau models built around it’s eValuate product and an enhanced CreditRevue product offering. New licenses for the original CreditRevue Service Bureau would no longer be offered.

In conjunction with Dun & Bradstreet (D&B) the Company also provides the following credit processing products:

•	OneScore is a credit scoring product to assess small businesses. Using advanced statistical techniques, D&B has developed a blended scoring model that permits D&B’s comprehensive commercial information to be intelligently combined with information on the principals of the business concerned. The consumer information is provided by independent consumer bureaus to help customers better assess credit risks in dealings with smaller businesses. The Company uses its proprietary credit processing software to implement the D&B model on behalf of OneScore customers enrolled by D&B. This is a transaction fee oriented service for which the Company receives a fee for each OneScore generated by a D&B client.

•	Dun & Bradstreet Portfolio Monitoring Service allows businesses to proactively monitor individual small business credit relationships, automate various credit analyses and reporting functions, and effectively seize cross-sales opportunities. The service is based on Dun & Bradstreet’s standard and custom credit scoring services and the Company’s data integration and systems capabilities. The service offers standard and custom management reports and can forward processed portfolio accounts to a customer’s internal data warehouse. The standard monitoring service uses OneScore. Customers can also use custom scorecards to process their internal account performance data with external commercial and/or consumer data. The advanced statistical scorecard provides a business with a personalized view of the changing risk profiles in its small business portfolio. This is a transaction fee oriented service for which the Company receives fees based upon the number of small business accounts monitored, the monitoring frequency and the amount of custom development work selected.

2

CreditOnline Network and CreditConnection Service

     The CreditOnline network offers connectivity between points of credit origination, such as automobile dealers, and funding sources. The CreditOnline network originated as part of the CreditConnection service, which was created to connect automobile dealers to lenders. In 1999, the Company introduced the CreditOnline Network, which expanded the CreditConnection network to link other sources of credit applications, such as Internet financing Web sites, to funding sources. This connectivity enables the Company to offer a comprehensive “click-and-mortar” strategy for online financing designed to service three types of users - lenders, credit originators such as dealers, and consumers. The CreditOnline network offers this connectivity, plus value-added services like workflow management and management reporting, for both dealers and lenders.

     Today, the CreditOnline network acts as a portal to the credit origination systems of many leading lending institutions. It also serves as a gateway to all major consumer and business credit bureaus and provides an interface to several dealer management systems.

     The CreditOnline network supports several models of Internet financing as follows:

1.	In the “lender-centric model”, the CreditOnline network can be used to connect a lender’s Web site to the lender’s credit origination system. The CreditOnline network can also be used to transmit credit applications from one lender to another — a service the Company calls CreditOnline LenderLink.

2.	The CreditOnline network also supports a “dealer-centric” model, in which an automobile dealer uses the CreditConnection Service to submit credit applications to funding sources and receive decisions from the funding sources. A dealer also may enable its Web site to transmit credit applications entered by consumers to funding sources and receive related credit decisions.

3.	A third model of Internet financing, “consumer-centric”, allows a consumer to apply for credit with multiple financial institutions through a “loan marketplace” provided by a third party. For example, the Company’s strategic alliance with Lending Tree allows automobile credit applications completed on Lending Tree’s Web site to be transmitted to multiple funding sources through the CreditOnline network.

There are two primary means for gaining access to the CreditOnline network:

1.	CreditOnline Gateway

The CreditOnline Gateway provides a standard interface for sending credit applications to lenders and for receiving credit decisions back from lenders. It also offers a standard interface for requesting formatted and analyzed credit bureau reports.

2.	CreditConnection Service

Under the current model, the CreditConnection service provides a set of tools for subscribing dealers. The tools allow dealers to submit credit applications to funding sources on the CreditOnline network and receive credit decisions from those funding sources. The dealer also can request one or more credit bureaus to be reviewed in several different formats. The dealer can select one or more lending institutions to which the credit application should be sent, and can specify criteria which determines how the application is to be sequenced and forwarded to secondary sources. The dealer can then view the lenders’ credit decisions online. The CreditConnection service provides several other features to dealerships, including workflow management tools, payment calculators and the ability to receive news bulletins from participating funding sources.

     Many of the Company’s agreements with subscribing lending institutions have included a provision requiring that the Company and lending institution implement a marketing plan describing how the lending institution will utilize its sales force to increase dealership subscriptions to the CreditConnection service. The Company also has been pursuing remarketing arrangements for the CreditConnection service with vendors that provide automated systems for dealer management and operations. The Company has signed strategic alliance agreements with the Dealer Service’s Group of ADP (ADP), Universal Computer Systems (UCS), and Advent Resources (Advent) to remarket the CreditConnection Service. The agreements with these parties provide that such parties offer the CreditConnection service as their standard approach to establishing electronic interfaces between dealerships and financial institutions. Under certain limited circumstances, these remarketers may provide an interface that is different from the Company’s. It is the Company’s understanding that ADP, UCS, and Advent do not currently remarket any third part products or services that compete with the CreditConnection service. See “—Sales and Marketing.”

Customers

     The Company’s customers are categorized by product type. With respect to the CreditRevue product, the Company has over 35 customers, including banks, savings and loan associations, finance companies, sub-prime lenders, leasing companies, student lenders and telecommunications companies. The Company intends to continue to focus on the financial services industry and to target the student lending, insurance, telecommunications, utilities and healthcare industries. With regards to its CreditConnection service, at December 31, 1999 the Company had contractual relationships with 26 lenders. The Company has developed electronic connections linking 22 financial institutions to the CreditConnection service.

     See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of those customers who have accounted for 10% or more of the Company’s revenues in any of the past three years.

Product Development

     Since its inception, the Company has made substantial investments in product development and has a dedicated product development organization which periodically releases new products and enhancements to existing products. The Company believes that its future performance will depend in large part on the Company’s ability to enhance its current products and services and to develop new products on a timely and cost-effective basis that will keep pace with technological developments and evolving industry standards, as well as address the increasingly sophisticated needs of the Company’s customers. While the Company anticipates that certain new products and services will be developed internally, the Company may, based on timing and cost considerations, acquire or license technology or software from third parties when appropriate. For a discussion of certain risks associated with the Company’s product development program, see “- Risk Factors - Rapid Technological Change; Risk Associated with New Products, Services or Enhancements” and “- Risk Factors - Risk of Defects, Development Delays and Lack of Market Acceptance.”

     As of December 31, 1999, the Company’s product development staff consisted of 23 employees. The Company anticipates that it will continue to commit resources to product development in the future.

Customer Service and Support

     The Company believes that its success is dependent in part upon its ability to provide customers with responsive, prompt and efficient support and training. Each CreditRevue customer has a maintenance agreement, which is typically co-terminous with the license agreement, providing for service, support and product enhancements. The Company offers its clients a wide range of support services to assist them in deriving the most effective use of the Company’s products and services, including technical support, formalized training and a user hotline. The Company’s services also include implementation planning and assistance, software installation, software operations training and software maintenance.

     As of December 31, 1999, the Company’s dedicated customer service and support team included 20 employees. The Company’s support personnel are available to its customers 24 hours a day, 7 days a week through a hotline. The Company tracks each customer’s service history to identify trends or problem areas and to recommend solution strategies. Most customer support questions are answered during the initial call. The Company can access a customer’s system through a modem to diagnose the situation and implement corrective measures, if necessary. The Company also makes on-site visits for emergency or serious problem situations.

     The Company believes that its customers typically base their decisions to purchase the Company’s products and services partly on the support and maintenance offered with such products and services. The Company intends to continue to strengthen its support team and reputation by adding professional personnel with significant experience in the financial services and software industries.

Sales and Marketing

     As of December 31, 1999, the Company’s sales and marketing organization consisted of 15 employees, 13 of whom are based at the Company’s corporate headquarters in Annapolis Junction, Maryland. To support its sales force, the Company conducts comprehensive marketing programs, which include direct mail, public relations, seminars, trade shows and ongoing customer communications programs.

     The Company sells its CreditRevue products through a direct sales organization. The sales cycle begins with the generation of a sales lead or the receipt of a request for proposals from prospective customers. While the sales cycle varies substantially from customer to customer, it typically requires 6 to 8 months.

     The CreditOnline network also is sold through direct sales efforts to financial institutions, automobile superstores, independent dealerships, and finance and insurance systems providers. Direct selling is supported by participation in both financial and automotive trade shows and conferences, financial press relations, telemarketing, advertising campaigns and targeted mailings.

     The Company employs an indirect sales strategy for the CreditConnection service by supporting the sales efforts by certain financial institutions which have well-established relationships with many of the automobile dealerships in the United States. The Company supports these indirect sales channels through a variety of marketing communications efforts including the development of brochures and direct mail pieces, production of sales videos, participation in trade shows and conferences, support for bank dealer focus groups, advertising, press relations and seminar support.

     In November 1996, the Company entered into an agreement to form a strategic alliance with the Dealer Services Group of ADP. The Company and ADP have integrated CreditConnection with ADP’s automated dealership management and operations systems so that ADP may remarket and license CreditConnection to ADP’s automobile dealer customers. In exchange for its services, ADP is entitled to a percentage of the net revenues from transactions generated by ADP’s dealers. In addition, pursuant to the agreement, ADP has the right to name one director to the Company’s Board of Directors. In August 1997, the Company entered into an agreement to form a strategic alliance with UCS whereby UCS may remarket and license the CreditConnection service to UCS’s automobile dealer customers. In May 1999, the Company entered into an agreement to form a strategic alliance with Advent whereby Advent may remarket and license the CreditConnection service to Advent’s automobile dealer customers. While the Company has also initiated discussions with other dealer system vendors and intends to establish relationships with such vendors to expand the market presence of CreditConnection, no such additional relationships have been finalized.

Backlog

     At December 31, 1999, the Company had entered into contracts for its services for which $1.1 million of revenues will be recognized in future periods. At December 31, 1998, the comparable amount was $2.5 million.

Competition

     The credit processing software and services industry is intensely competitive and rapidly changing. The Company believes its ability to compete depends upon many factors within and outside its control, including the timing and market acceptance of new products and services and enhancements developed by the Company and its competitors, including (i) application software companies, (ii) management information systems departments of potential customers, (iii) third-party professional services organizations, and (iv) computer services outsourcing providers which offer service bureau-based credit processing solutions. The Company believes that competitors for CreditRevue include American Management Systems, Inc., Appro Systems, Inc., Alltel Corporation, Fair, Isaac and Company, Inc., CFI ProServices, Inc., Affinity Technology Group, Inc, HNC Software and Lightbridge, Inc.

     The market for online credit origination also is intensely competitive and changes rapidly. The identities of competitors and the exact nature of their offerings are subject to change and may not be known with certainty at any given time. Currently, with respect to automobile lending, the Company believes that the following entities have introduced or announced an intent to introduce offerings competitive with the CreditConnection service or CreditOnline network in the market for online automotive lending: e-fin (in which The Reynolds & Reynolds Company has an interest); American Management Systems, Inc.; and Chase Manhattan Corporation. Single lender online lending solutions also may be competitors of the CreditConnection service or the CreditOnline network. In addition, various entities have introduced or announced offerings in the marketplaces for online lending other than automotive finance, such as mortgage and business-to-business lending, which also may compete with the CreditConnection service or the CreditOnline network.

     Many of the Company’s competitors are substantially larger than the Company and have significantly greater financial, technical, and marketing resources and established, extensive direct and indirect channels of distribution. As a result, they maybe able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion, and sale of their products and services than the Company.

     As is typical in both the software and online credit origination industries, many actual or potential customers of the Company may become competitors by developing competitive technology internally. Due to the relatively low barriers to entry, the Company expects additional competition from other established and emerging companies as these markets continue to develop and expand. The Company also expects that competition will increase as a result of industry consolidations. The Company anticipates that its competitors may develop or acquire products or services that provide functionality that is similar to that produced by the Company’s products and services, and that such products and services may be offered at a significantly lower price or bundled with other products and services. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of the Company’s prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

     Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which would have a material adverse effect on the Company’s business, results of operations and financial condition. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures will not have a material adverse effect on the Company’s business, results of operations and financial condition.

Intellectual Property and Other Proprietary Rights

     The Company’s success is heavily dependent upon its proprietary technology. The Company regards its software products and services as proprietary, and relies primarily on a combination of copyright protection, patent protection, trade secrets protection, confidentiality agreements and contractual provisions to protect its proprietary rights. The Company has no patents on its CreditRevue products currently in commercial use, and existing trade secrets, copyright laws and contractual provisions afford only limited protection. In March of 1999, the U.S. Patent and Trademark Office issued the Company U.S. Patent 5,878,403 on the technology supporting its CreditConnection service and CreditOnline network. There can be no assurance this patent would survive a legal challenge to its validity or provide adequate protection. Furthermore, there can be no assurance that others will not design around any patents issued to the Company.

     It is the Company’s policy to enter into confidentiality and assignment agreements with its employees. Despite the Company’s efforts to protect its proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use the Company’s products or technology without authorization, to obtain and use information that the Company regards as proprietary, or to develop similar or superior products or technology independently. Policing unauthorized use of the Company’s products is difficult, and while the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem, particularly in international markets and as a result of the growing use of the Internet. The source code for the Company’s proprietary software is protected both as a trade secret and as a copyrighted work. The Company has in the past and may in the future make source code for one or more of its products available to certain of its customers and strategic partners which may increase the likelihood of misappropriation or other misuse of the Company’s software. In addition, the laws of some foreign countries do not protect the Company’s proprietary rights to the same extent as do the laws of the United States. There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate or that the Company’s competitors will not independently develop technologies that are substantially equivalent or superior to the Company’s technologies.

     “CreditRevue,” “CreditRevue”,”CreditConnection”, “CreditConnection”, “INCredit”, “CreditOnline”, “CrossSell,” “CreditRevue Service Bureau,” “CreditRevue Student Lending,” “CreditRevue Data Server,” “eValuate,” “CreditConnection Online,” “CreditOnline LenderLink”, the associated logos and designs, and the Company logos and designs are trademarks, tradenames or registered trademarks of the Company. The Company is not aware that any of its products, services, trademarks or other proprietary rights infringes the proprietary rights of third parties. However, there can be no assurance that third parties will not assert infringement claims against the Company in the future with respect to current or future products or services. As the number of software and online credit products and services in the industry increases and the functionality of these products and services further overlaps, the Company believes that software developers and online credit product and service providers may become increasingly subject to infringement claims. Furthermore, there can be no assurance that former employers of the Company’s present and future employees will not assert claims that such employees have improperly disclosed confidential or proprietary information to the Company. Any such claims, with or without merit, can be time consuming and expensive to defend, cause product and service delays, or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company, or at all, which could have a material adverse effect on the Company’s business, results of operations and financial condition.

Employees

     As of December 31, 1999, the Company had 177 full time employees, including 23 in product development,

115 in technical operations, 15 in sales and marketing and 24 in finance and administration. The Company’s employees are not covered by any collective bargaining agreements. The Company has experienced no work stoppages and believes that its relations with its employees are good.

Risk Factors

   Uncertainty of Future Results of Operations; Fluctuations in Quarterly Results of Operations

     Prior growth rates in the Company’s revenue and net income should not be considered indicative of future results of operations. Future results of operations will depend upon many factors, including market acceptance of new services, such as the Company’s CreditConnection, CreditRevue Service Bureau, eValuate and CreditOnline products and services, the demand for the Company’s products and services, the success of the Company’s relationships with third party remarketers of the CreditConnection service and CreditOnline network, the successful transition from predominantly license fee-based revenue to predominantly transaction fee-based revenue, the timing of new product and service introductions and software enhancements by the Company or its competitors, the level of product, service and price competition, the length of the Company’s sales cycle, the size and timing of individual transactions, the delay or deferral of customer implementations, the Company’s success in expanding its customer support organization, direct sales force and indirect distribution channels, the nature and timing of significant marketing programs, the mix of products and services sold, the timing of new hires, the ability of the Company to develop and market new products and services and control costs, competitive conditions in the industry and general economic conditions. In addition, the decision to implement the Company’s products or services typically involves a significant commitment of customer resources and is subject to the budget cycles of the Company’s customers. Licenses of CreditRevue generally reflect a relatively high amount of revenue per order. The Company typically enters into an initial contract with clients for the purposes of developing an analysis of the customers credit operations and a functional specification for the customers proposed CreditRevue system. Following this initial contract phase, customers may elect to not proceed with the CreditRevue license and system implementation. The loss, cancellation or delay of individual orders, therefore, would have a significant impact on the Company’s revenue and quarterly results of operations. The timing of revenue is difficult to predict because of the length and variability of the Company’s sales cycle, which has ranged to date from two to 18 months from initial customer contact to the execution of a license agreement. In addition, since a substantial portion of the Company’s revenue is recognized on a percentage-of-completion basis, the timing of revenue recognition for its licenses may be materially and adversely affected by delays, deferrals or cancellation of customer implementations. Such delays or deferrals may also increase expenses associated with such implementations which would materially and adversely affect related operating margins. The Company’s operating expenses are based in part on planned product and service introductions and anticipated revenue trends and, because a high percentage of these expenses are relatively fixed, a delay in the recognition of revenue from a limited number of transactions could cause significant variations in operating results from quarter-to-quarter and could result in operating losses. To the extent such expenses precede, or are not subsequently followed by, increased revenues, the Company’s results of operations would be materially and adversely affected. As a result of these and other factors, revenues for any quarter are subject to significant variation, and the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. There can be no assurance that the Company will be profitable in any future quarter or that such fluctuations in results of operations will not result in volatility in the price of the Company’s Common Stock. Due to all of the foregoing factors, it is likely that in some future quarter the Company’s results of operations will be below the expectations of public market analysts and investors. In such event, the market price of the Company’s Common Stock will be materially and adversely affected. See “— Market Acceptance of Credit Connection; Transition to Transaction-Based Revenue” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Quarterly Information.”

   Dependence on CreditRevue Product Line

     License fees, maintenance fees and third-party computer hardware sales associated with licenses and installations of CreditRevue accounted for substantially all of the Company’s revenues through December 31, 1999. Although the Company introduced its CreditConnection service in the fourth quarter of 1996, its Dun & Bradstreet OneScore Service in the fourth quarter of 1997, its CreditRevue Service Bureau in January 1998, and its CreditOnline network in February 1999, the Company expects that revenues generated from licenses and installations of CreditRevue will continue to account for a significant portion of the Company’s revenues for the foreseeable future. The life cycles of the Company’s products and services are difficult to predict due to the effect of new product and service introductions or software enhancements by the Company or its competitors, market acceptance of new and enhanced versions of the Company’s products and services, and competition in the Company’s marketplace. A decline in the demand for CreditRevue, whether as a result of competition, technological change, price reductions or otherwise, would have a material adverse effect on the Company’s business, results of operations and financial condition. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

   Lengthy Sales and Implementation Cycle

     The licensing of the Company’s software products and services is often an enterprise-wide decision by prospective customers and generally requires the Company to provide a significant level of education to prospective customers regarding the use and benefits of the Company’s products and services. In addition, the implementation of the Company’s software products involves a significant commitment of resources by prospective customers and is commonly accompanied by substantial reengineering efforts and a review of the customer’s credit analysis, decisioning and funding processes. The cost to the customer of the Company’s products and services is typically only a portion of the related hardware, software, development, training and integration costs associated with implementing a large-scale automated credit origination information system. For these and other reasons, the period between initial customer contact and the implementation of the Company’s products is often lengthy (ranging from between two and 18 months) and is subject to a number of significant delays over which the Company has little or no control. The Company’s implementation cycle could be lengthened by increases in the size and complexity of its license transactions and by delays or deferrals in its customers’ implementation of appropriate interfaces and networking capabilities. Delays in the sale or implementation of a limited number of license transactions could have a material adverse effect on the Company’s business, results of operations and financial condition and cause the Company’s results of operations to vary significantly from quarter to quarter. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

   Market Acceptance of CreditOnline and CreditConnection; Transition to Transaction-Based Revenue

     The Company’s CreditConnection service was commercially introduced in 1996, the Company’s CreditOnline network was introduced in February, 1999, and the Company’s CreditRevue Service Bureau service was commercially introduced in January, 1998. The CreditConnection service, CreditOnline network and CreditRevue Service Bureau product (which may be introduced in new ASP or other format, based on the eValuate and CreditRevue software in development) are projected to account for a significant portion of the Company’s revenues in the future. As a result, demand and market acceptance for these services are subject to a high level of uncertainty, and the Company will be heavily dependent on their market acceptance. There can be no assurance that these products and services will be commercially successful. The failure of the Company to generate demand for the CreditConnection service, CreditOnline network or CreditRevue Service Bureau product, or the occurrence of any significant technological problems with such products or services, would have a material adverse effect on the Company’s business, results of operations and financial condition. Historically, virtually all of the Company’s revenues have been derived from license fees, maintenance fees and hardware sales associated with licenses and installations of CreditRevue. Under the terms of its license agreements, a majority of the Company’s revenues are realized during the configuration and installation of CreditRevue. However, the Company anticipates that a significant portion of the Company’s future revenues will be derived from per-usage transaction-based fees and subscription fees charged to credit originators and financial institutions for transactions originated through the CreditConnection service, CreditOnline network and CreditRevue Service Bureau product. There can be no assurance that the Company will successfully manage the transition of a significant portion of its revenues from license-based revenue to transaction-based revenue. The failure of the Company to successfully manage the transition to a transaction-based revenue stream would have a material adverse effect on the Company’s business, results of operations and financial condition.

   Reliance on Certain Relationships

     The Company has established relationships with a number of companies that it believes are important to its sales, marketing and support activities, as well as to its product, service and software development efforts. The Company has relationships with automated scorecard companies, hardware vendors and credit bureaus. There can be no assurance that these relationships will be successful on an on-going basis. Moreover, there can be no assurance that these companies, most of which have significantly greater financial and marketing resources than the Company, will not develop or market products and services which will compete with the Company’s products and services in the future. Furthermore, since many of these relationships are informal in nature, they are terminable by either party at will. Other relationships are terminable by either party after a relatively short notice period. There can be no assurance that these companies will not otherwise discontinue their relationships with or support of the Company. The failure by the Company to leverage and maintain its existing relationships or to establish new relationships in the future, because of a divergence of interests, acquisition of one or more of these third parties or other reasons could have a material adverse effect on the Company’s business, results of operations and financial condition. See “—Sales and Marketing.”

     In addition, the Company has formed strategic alliances with ADP, UCS and Advent for remarketing the CreditConnection service and with D&B for the marketing of OneScore and Portfolio Monitoring. There can be no assurance that these relationships will be successful. Moreover, there can be no assurance that these companies will actively remarket the CreditConnection service or OneScore or Portfolio Monitoring. The failure by the Company to leverage and maintain its existing relationships with ADP, UCS, Advent and D&B, or to establish new relationships in the future, because of a divergence of interests, acquisition of one or more of these third parties or other reasons, could have a material adverse effect on the Company’s business, results of operations and financial condition. See “— Sales and Marketing.”

   Dependence on Large License Fee Contracts and Customer Concentration

     A relatively small number of customers have accounted for a significant percentage of the Company’s revenues. License fees for CreditRevue are based on a percentage-of-completion method on a cost-incurred basis with the final installment being paid in full upon acceptance of the Company’s software. The Company receives continuing revenues on CreditRevue from annual maintenance agreements which commence upon acceptance of the software by the customer. Maintenance agreements are renewable annually by the customer, and the license agreements are co-terminous with the maintenance agreements. Although the Company has experienced a high degree of customer loyalty, the Company cannot predict how many maintenance agreements will be renewed or the number of years of renewal. Revenues generated by the Company’s 10 largest customers accounted for 55.4% and 55.1% of total revenues in 1999 and 1998, respectively. None of the Company’s customers individually accounted for 10% or more of total revenues in 1999 and one customer accounted for 10% of revenues in 1998. The Company expects that a limited number of customers will continue to account for a significant percentage of revenue for the foreseeable future. The loss of any major customer or any reduction or delay in orders by any such customer, delay or deferral in configurations or enhancements by such customers, termination of orders by any such customer, or the failure of the Company to successfully market its products or services to new customers, could have a material adverse effect on the Company’s business, results of operations and financial condition. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

   Dependence on Consumer Retail Lending Industry; Cyclical Nature of Consumer Lending

     The Company’s business is currently concentrated in the consumer lending industry and is expected to be so concentrated for the foreseeable future, thereby making the Company susceptible to a downturn in the consumer lending industry. For example, a decrease in consumer lending could result in a smaller overall market for the Company’s products and services. Furthermore, banks in the United States are continuing to consolidate, decreasing the overall potential number of customers for the Company’s products and services. In addition, demand for consumer loans has been historically cyclical, in large part based on general economic conditions and cycles in overall consumer indebtedness levels. Changes in general economic conditions that adversely affect the demand for consumer loans, the willingness of financial institutions to provide funds for such loans, changes in interest rates and the overall consumer indebtedness level, as well as other factors affecting the consumer lending industry, could have a material adverse effect on the Company’s business, results of operations and financial condition. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

   Management of Changing Business

     The Company has experienced significant changes in its business, including changes in the Company’s staff and customer base and the development of new products, services and enhancements to its software, including the commercial release of CreditConnection in 1996, CreditRevue Service Bureau in 1998 and CreditOnline network in 1999. Such changes have placed and may continue to place a significant strain upon the Company’s management, systems and resources. The Company’s ability to compete effectively and to manage future changes will require the Company to continue to improve its financial and management controls, reporting systems and procedures, budgeting and forecasting capabilities on a timely basis, expand its sales and marketing work force and train and manage its employee work force. There can be no assurance that the Company, or the Company’s current management, will be able to manage such changes successfully. The Company’s failure to do so could have a material adverse effect upon the Company’s business, results of operations and financial condition. See “— Sales and Marketing.”

   Dependence on Key Personnel

     The Company’s future performance depends in significant part upon the continued service of its key technical, sales and senior management personnel, particularly Scott L. Freiman, President and Chief Executive Officer. The Company has obtained key-person life insurance on the life of Mr. Freiman, although the Company does not believe that such insurance is adequate to compensate for the loss of Mr. Freiman. The loss of the services of one or more of the Company’s executive officers could have a material adverse effect on the Company’s business, results of operations and financial condition. The Company retains its key employees through the use of equity incentive programs, including stock option plans, employee stock purchase plans, and competitive compensation packages. The Company has no employment agreements and does not intend to enter into any such agreements in the foreseeable future. The Company’s future success also depends on its continuing ability to attract and retain highly qualified managerial, sales, technical, and customer support personnel. In particular, the Company has encountered difficulties in hiring sufficient numbers of programmers and technical personnel. Competition for qualified personnel is intense, and there can be no assurance that the Company will be able to retain its key technical, sales and managerial employees or that it can attract, assimilate or retain other highly qualified technical, sales and managerial personnel in the future.

   Rapid Technological Change; Risk Associated with New Products, Services or Enhancements

     The credit processing software products and services industry in which the Company competes is characterized by rapid technological change, frequent introductions of new products and services, changes in customer demands and evolving industry standards. The introduction or announcement of new products, services or enhancements by the Company or one or more of its competitors embodying new technologies or changes in industry standards or customer requirements could render the Company’s existing products or services obsolete or unmarketable. Accordingly, the life cycles of the Company’s products are difficult to estimate. The Company’s future results of operations will depend, in part, upon its ability to enhance its products and services and to develop and introduce new products and services on a timely and cost-effective basis that will keep pace with technological developments and evolving industry standards, as well as address the increasingly sophisticated needs of the Company’s customers. The Company has in the past and may in the future experience significant delays in product development. There can be no assurance that these new products and services, if developed, will gain market acceptance or that the Company will be successful in developing and marketing new products or services that respond to technological change, evolving industry standards and changing customer requirements, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products or services, or that its new products or services will adequately meet the requirements of the marketplace and achieve any significant degree of market acceptance. In addition, a majority of the Company’s current products operate in the UNIX operating system. Although the Company’s software is designed to work with other operating environments, a requirement to port to a different operating system could be costly and time consuming and could have a material adverse effect on the Company’s business, results of operations and financial condition. Failure of the Company to develop and introduce, for technological or other reasons, new products and services in a timely and cost-effective manner could have a material adverse effect on the Company’s business, results of operations and financial condition. Furthermore, the introduction or announcement of new product or service offerings or enhancements by the Company or the Company’s competitors may cause customers to defer or forgo purchases of the Company’s products or services, which could have a material adverse effect on the Company’s business, results of operations and financial condition. See “— Product Development.”

   System Interruption and Security Risks; Potential Liability;
      Possible Lack of Adequate Insurance; and System Inadequacy

     The Company’s operations are dependent, in part, on its ability to protect its system from interruption by damage from fire, earthquake, power loss, telecommunication failure, unauthorized entry or other events beyond the Company’s control. The Company’s computer equipment constituting its central computer system, including its processing operations, is currently located at a single site. The Company is in the process of acquiring and implementing a back-up, off-site processing system capable of supporting its operations in the event of system failure. The Company relocated operations to new leased facilities in Annapolis Junction, MD in late 1998. The new facilities, which include a state of the art data center, has become the primary production center for the Company’s data processing needs. Prior to full implementation of the new facility and the back up facility, the Company’s operations are subject to substantial risks, including temporary interruptions resulting from damage caused by any one or more of the foregoing factors or due to other causes including computer viruses, hackers or similar disruptive problems. While the Company maintains $1.6 million of property insurance coverage, business interruption insurance coverage, $2.0 million of errors and omissions insurance coverage and $10.0 million of umbrella insurance coverage, such insurance may not be adequate to compensate the Company for all losses that may occur or to provide for costs associated with system failure or business interruption. Any damage or failure that causes interruptions in the Company’s operations could have a material adverse effect on the Company’s business, results of operations and financial condition.

     Persistent problems continue to affect public and private data networks. For example, in a number of networks, hackers have bypassed firewalls and have appropriated confidential information. Such computer break-ins and other disruptions may jeopardize the security of information stored in and transmitted through the computer systems of the parties utilizing the Company’s services, which may result in significant liability to the Company and also may deter potential customers from using the Company’s services. In addition, while the Company attempts to be careful with respect to the employees it hires and maintain controls through software design and security systems to prevent unauthorized employee access, it is possible that, despite such safeguards, an employee of the Company could obtain access, which would also expose the Company to a risk of loss or litigation and possible liability to users. The Company attempts to limit its liability to customers, including liability arising from the failure of the security features contained in the Company’s system and services, through contractual provisions. However, there can be no assurance that such limitations will be enforceable. There can be no guarantee that the growth of the Company’s customer base will not strain or exceed the capacity of its computer and telecommunications systems and lead to degradations in performance or system failure. Any damage, failure or delay that causes interruptions in the Company’s operations could have a material adverse effect on the Company’s business, results of operations and financial condition.

     Risk of Defects, Development Delays and Lack of Market Acceptance

     Software products and services as sophisticated as those offered by the Company often encounter development delays and may contain defects or failures when introduced or when new versions are released. The Company has in the past and may in the future experience significant delays in the development of software and has discovered, and may in the future discover, software defects in certain of its products. Such delays and defects may result in lost revenues during the time corrective measures are being taken and may result in additional development costs. Although the Company has not experienced material adverse effects resulting from any such defects to date, there can be no assurance that, despite testing by the Company, errors will not be found in its existing software or in future releases or enhancements. The Company may continue to experience development delays, resulting in delays in the commercial release of new products and services, the loss of market share or the failure to achieve market acceptance. Any such occurrence could have a material adverse effect upon the Company’s business, results of operations and financial condition. See “— Products and Services” and “— Product Development.”

   Future Capital Needs; Uncertainty of Additional Financing

     The Company currently anticipates that its available cash resources combined with anticipated funds from operations and its bank line of credit will be sufficient to meet its presently anticipated working capital and capital expenditure and debt repayment requirements through 2000. Thereafter, the Company may need to raise additional funds. The Company may need to raise additional funds sooner in order to fund more rapid expansion, to develop new or enhanced products and services, to respond to competitive pressures or to acquire complimentary businesses or technologies. If additional funds are raised through the issuance of equity securities, the percentage ownership of the shareholders of the Company will be reduced, shareholders may experience additional dilution, or such equity securities may have rights, preferences or privileges senior to those of the holders of the Company’s Common Stock. There can be no assurance that additional financing will be available when needed on terms favorable to the Company or at all. If adequate funds are not available or are not available on acceptable terms, the Company may be unable to develop or enhance its products and services, take advantage of future opportunities or respond to competitive pressures, which could have a material adverse effect on the Company’s business, results of operations and financial condition. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

   Government Regulation and Uncertainties of Future Regulation

     The Company’s current and prospective customers, which consist of state and federally chartered banks, savings and loan associations, credit unions, consumer finance companies and other consumer lenders, as well as customers in the industries that the Company may target in the future, operate in markets that are subject to extensive and complex federal and state regulations. While the Company may not itself be directly subject to such regulations, the Company’s products and services must be designed to work within the extensive and evolving regulatory constraints in which its customers operate. These constraints include federal and state truth-in-lending disclosure rules, state usury laws, the Equal Credit Opportunity Act, the Fair Credit Reporting Act and the Community Reinvestment Act. Furthermore, some consumer groups have expressed concern regarding the privacy and security of automated credit processing, the use of automated credit scoring tools in credit underwriting and whether electronic lending is a desirable technological development in light of the current level of consumer debt. The failure by the Company’s products and services to support customers’ compliance with current regulations and to address changes in customers’ regulatory environment, or to adapt to such changes in an efficient and cost-effective manner, could have a material adverse effect on the Company’s business, results of operations and financial condition.

   Year 2000

     The Year 2000 issue is a result of computer programs which store or process date-related information using only two digits to represent the year. These programs may not be able to properly distinguish between a year in the 1900‘s and a year in the 2000's. Failure of these programs to distinguish between the two centuries could cause the programs to yield erroneous results or even to fail. See “Management’s Discussion and Analysis of Financial Condition - Year 2000 Compliance.”

   Control by Existing Shareholders

     Assuming no exercise of outstanding options, James R. DeFrancesco co-founder and Director of the Company, and Scott L. Freiman, the Company’s President and Chief Executive Officer, collectively beneficially own approximately 52% of the outstanding shares of Common Stock. As a result, these stockholders will be able to exercise control over matters requiring shareholders approval, including the election of directors, and the approval of mergers, consolidations and sales of all or substantially all of the assets of the Company. This may prevent or discourage tender offers for the Company’s Common Stock unless the terms are approved by such shareholders.

   Possible Volatility of Stock Price

     The trading price of the Company’s Common Stock has in the past and may in the future be subject to significant fluctuations in response to variations in quarterly operating results, changes in earning estimates by analysts, the gain or loss of significant orders, announcements of technological innovations or new products by the Company or its competitors, general conditions in the consumer lending and software industries, credit processing software and services, and other events or factors. In addition, the stock market in general has experienced extreme price and volume fluctuations which have affected the market price for many companies in industries similar to or related to that of the Company and which have been unrelated to the operating performance of these companies. These market fluctuations may adversely affect the market price of the Company’s Common Stock.

   Effect of Certain Charter Provisions; Antitakeover Effects of Certificate of Incorporation,
      Bylaws and Delaware Law

     The Company’s Board of Directors has the authority to issue up to 1,000,000 shares of Preferred Stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights of those shares, without any further vote or action by the stockholders. The Preferred Stock could be issued with voting, liquidation, dividend and other rights superior to those of the Common Stock. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company. Further, certain provisions of the Company’s Certificate of

Incorporation, including provisions that create a classified Board of Directors, and certain provisions of the Company’s Bylaws and of Delaware law could delay or make more difficult a merger, tender offer or proxy contest involving the Company.

Item 2. Properties.

     The Company’s principal executive offices are located in Annapolis Junction, Maryland in a leased facility consisting of approximately 71,000 square feet of office space under lease that expires in 2008. The Company additionally has the right to either one five-year or one three-year renewal option. The Company has a right of first refusal on additional office space in the same building. The Company previously occupied approximately 55,000 square feet of office space in Columbia, Maryland under several leases that expire in 2002. As of December 31, 1999, the Company subleases to others but remains liable for approximately 10,000 square feet of the previously occupied space. At year end 1998 the Company recorded a liability of approximately $1.2 million representing the future minimum lease payments under the leases. Throughout 1999, as the Company successfully sublet the previously occupied space, the reserves were reversed and office space expenses were reduced by approximately $1.0 million during 1999 as a result of these reserve reversals.

     During early 1999 the Company planned to operate a back-up facility in approximately 4,000 square feet of data center space at its former offices in Columbia, Maryland. Due to difficulties in locating a backup electric generator at this site, the Company exercised its rights under the lease to terminate the lease. The Company has in early 2000 entered into a lease for approximately 4,000 square of office space in the Hunt Valley, Maryland area. This new office location will serve as both a satellite office and back-up data center which, when fully operational (currently planned for mid 2000), will be capable of fully supporting operations in the event of failure of the Company’s primary production center in Annapolis Junction, Maryland.

Item 3. Legal Proceedings.

     No material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

(a)	Not applicable.

(b)	Not applicable.

(c)	Not applicable.

(d)	Not applicable.

Item 5. Market for Registrants Common Equity and Related Shareholder Matters

Not applicable 14

PART II

Market Information

     The Company’s Common Stock is traded on the Nasdaq National Market under the symbol “CMSS.” The following table sets forth, for the calendar periods indicated, the range of high and low bid quotations as reported by the Nasdaq National Market. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

	Stock Price
	High	Low
Calendar Year 1997:
First Quarter	$20.25	$10.25
Second Quarter	$13.50	$9.00
Third Quarter	$18.25	$10.25
Fourth Quarter	$19.38	$9.75
Calendar Year 1998:
First Quarter	$13.19	$7.50
Second Quarter	$8.50	$5.25
Third Quarter	$9.50	$5.63
Fourth Quarter	$7.38	$4.06
Calendar Year 1999:
First Quarter	$5.75	$3.63
Second Quarter	$3.50	$5.00
Third Quarter	$7.75	$4.50
Fourth Quarter	$9.00	$3.88

     On March 23, 2000, the last reported sales price for the Company’s Common Stock on the Nasdaq National Market was $9.00 per share.

Holders

     As of March 23, 2000, the approximate number of registered shareholders of record of the Common Stock was 190.

Dividends

     The Company does not anticipate paying any cash dividends in the foreseeable future. The Company currently intends to retain any future earnings for use in its business. In addition, the Company’s bank line of credit prohibits the payment of cash dividends without the bank’s prior written consent.

Item 6. Selected Consolidated Financial Data.

     The consolidated statement of operations data set forth below for the fiscal years ended December 31, 1995, 1996, 1997, 1998 and 1999 and the consolidated balance sheet data at December 31, 1995, 1996, 1997, 1998 and 1999 have been derived from the audited consolidated financial statements of the Company. The consolidated balance sheets at December 31, 1998 and 1999, and the consolidated statement of operations for each of the years in the three year period ended December 31, 1999, together with the notes thereto and the related report of Ernst & Young LLP, are included elsewhere in this Report. The selected financial data set forth below are qualified in their entirety by, and should be read in conjunction with, the consolidated financial statements, the related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Report.

	Year Ended December 31,
	1995	1996	1997	1998	1999
Statement of Operations Data:
Revenues
License and software development fees	$7,207,581	$10,101,377	$11,549,378	$10,186,421	$13,164,000
Maintenance fees	1,170,447	2,045,258	3,311,013	4,294,572	5,059,352
Computer hardware sales	1,853,424	2,106,634	1,656,530	776,790	1,248,615
Service bureau revenues	—	—	640,818	1,644,991	3,303,038

	10,231,452	14,253,269	17,157,739	16,902,774	22,775,005
Costs of revenues
Cost of license and software development fees	3,559,798	5,095,814	7,329,091	6,988,649	6,504,519
Cost of maintenance fees	280,176	452,559	880,360	1,108,367	940,091
Cost of computer hardware sales	1,500,816	1,782,166	1,504,915	952,662	1,528,243
Cost of service bureau	—	—	2,085,543	3,398,453	3,038,483
Selling, general and administrative expenses	3,966,265	6,126,494	8,537,967	12,823,909	12,122,557
Research and development costs	165,366	526,521	1,790,709	1,964,057	1,458,331

	9,472,421	13,983,554	22,128,585	27,236,097	25,592,224

Income (loss) from operations	759,031	269,715	(4,970,846)	(10,333,323)	(2,817,219)
Other income (expense)
Interest income (expense) net	(105,849)	(78,009)	1,181,411	763,292	262,443
Amortization of excess of assigned value of identifiable assets over cost of an acquired interest	304,750	304,749	50,792	—	—

	198,901	226,740	1,232,203	(9,570,031)	(2,554,776)

Income (loss) before income taxes	$957,932	496,455	$(3,738,643)	$(9,750,031)	$(2,554,776)
Income tax expense	—	201,487	—	—	—

Net income (loss)	$957,932	$294,968	$(3,738,643)	$(9,750,031)	$(2,554,776)

Basic earnings (loss) per common share	$0.20	$0.06	$(0.49)	$(1.25)	$(0.33)
Diluted earnings (loss) per common share	$0.20	$0.05	$(0.49)	$(1.25)	$(0.33)

	1995	1996	1997	1998	1999
Balance Sheet Data:
Cash and cash equivalents	$120,255	$23,501,633	$20,569,300	$3,090,565	$3,594,328
Investments available-for-sale	—	—	—	6,482,021	1,316,470
Working capital (deficit)	(1,362,539)	21,056,337	19,502,516	6,450,498	4,240,019
Total assets	4,035,323	28,451,530	28,956,723	25,109,676	19,492,590
Long term debt and other lease obligations,
less current portion	408,806	220,341	101,390	761,092	—
Shareholders’ equity (deficit)	(576,978)	22,587,896	23,211,385	13,849,643	11,476,121

16

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition. The discussion should be read in conjunction with the audited consolidated financial statements of the Company and notes thereto. This report contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company. Investors are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements, investors should carefully consider the various factors identified in this Report which could cause actual results to differ materially from those indicated by such forward-looking statements, including the matters set forth in “Business — Risk Factors.”

General

   Overview

     The Company was incorporated in 1987 to commercialize an automated credit processing system developed by James R. DeFrancesco, the Company’s co-founder, and Scott L. Freiman, the Company’s President, Chief Executive Officer and co-founder, while they were employed by American Financial Corporation (“AFC”), an automobile finance servicing company owned by Mr. DeFrancesco. AFC was acquired in October 1987 by Perpetual Savings Bank, FSB. Mr. DeFrancesco and Mr. Freiman retained ownership of AFC’s credit processing software which formed the basis for CreditRevue. CreditRevue was initially released in 1988. Since its initial release, the Company has continually enhanced CreditRevue in response to the needs of its customers. CreditConnection, the Company’s online credit information and processing service, became commercially available in July 1996. The Dun & Bradstreet OneScore product was commercially released in October 1997, CreditRevue Service Bureau was introduced in January 1998, Dun & Bradstreet Portfolio Monitoring was introduced in June 1998 and the CreditOnline network, was announced in February, 1999. In March 1999, the Company announced CreditRevue Maestro, an automated analysis engine for evaluating and decisioning consumer and small business credit applications. During 1999, the CreditRevue Maestro product was renamed eValuate. The Company currently expects eValuate to be released in Q2 2000. Fees from licenses of CreditRevue and related maintenance fees and resales of third-party computer hardware and software associated with installations of CreditRevue accounted for the majority of the Company’s revenue through December 31, 1999. See “Business — Risk Factors — Dependence on CreditRevue Product Line.”

     License fees for CreditRevue are recognized based on a percentage-of-completion method, measured generally on a cost-incurred basis. The Company typically charges a nonrefundable fee of 25% of the preliminary estimate of the total license fee to develop an analysis of the customer’s credit operations and a plan for the configuration and implementation of CreditRevue according to the customer’s requirements. At the completion of this initial contract phase, clients decide to proceed with a software license and system implementation or they may opt to terminate the project. Historically, there have been very few projects terminated at the completion of the commencement phase of the project. Costs consist primarily of direct labor and temporary contract labor. Contracts in progress are reviewed periodically, and revenues and earnings are adjusted based on revisions in contract value and estimated costs to completion. For a description of certain risks associated with the lengthy implementation time associated with installations of CreditRevue, see “Business — Risk Factors — Lengthy Sales and Implementation Cycle.” The Company recognizes revenue for maintenance fees pro rata over the term of the related agreement, which is generally one year. Maintenance fees received in advance of revenue recognition are included in deferred revenue. In addition, as a convenience to its customers, the Company offers third-party computer hardware through various reseller arrangements. However, neither third-party hardware nor third-party software sales are a focus of the Company’s overall marketing strategy. For the year ended December 31, 1999, revenues from third-party hardware and software sales accounted for 5.5% and 4.7% of total revenues, respectively. Revenues from resales of third-party computer hardware and software are recognized at the time of shipment and installation, respectively.

     Certain of the Company’s products and services, including the CreditConnection service, CreditRevue Service Bureau and Dun & Bradstreet’s OneScore, and the CreditOnline network are charged on a per transaction basis. As a result, the Company anticipates that transaction-based revenue will represent an increasing proportion of the Company’s revenue. The Company’s sales and marketing efforts will no longer be exclusively targeted at generating license-based revenue but will be increasingly focused on generating transaction-based revenue from prospective customers. The Company’s anticipated future growth is based, in large part, on the success of these products and services and the transition to a transaction-based revenue stream. Accordingly, the failure by the Company to generate demand for the CreditConnection service, Dun & Bradstreet’s OneScore, Dun &

Bradstreet Portfolio Monitoring, CreditOnline network, eValuate, the occurrence of any significant technological problems, such as a system failure incurred prior to the implementation of a fully functioning back-up computer system, any inadequacy of the Company’s business interruption insurance to cover costs associated with system failure or business interruptions, or the failure of the Company to successfully manage the transition to a transaction-based revenue stream would have a material adverse effect on the Company’s business, results of operations and financial condition. See “Business — Risk Factors — Market Acceptance of CreditConnection; Transition to Transaction-Based Revenue” and “— System Interruption and Security Risks; Potential Liability; Possible Lack of Adequate Insurance; and System Inadequacy.”

     Since 1987, the Company has continually invested in the development and introduction of new products, services and enhancements to its software. Research and development expenditures are expensed as incurred. Certain software development costs are capitalized subsequent to the establishment of technological feasibility in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Based on the Company’s current research and development process, technological feasibility is established upon completion of a detailed design. The Company intends to continue to expend substantial resources on developing new products and services and enhancements to its software to incorporate technological developments and satisfy evolving customer needs.

Results of Operations

     The following table sets forth certain operating data as a percentage of total revenues for the periods indicated (subtotals not adjusted for rounding):

	Year Ended December 31,
	1997	1998	1999
Percentages of Total Revenues
Revenues
License and software development
fees	67.3	60.3	57.8
Maintenance fees	19.3	25.4	22.2
Computer hardware sales	9.7	4.6	5.5
Service bureau fees	3.7	9.7	14.5

	100.0	100.0	100.0

Costs and Expenses
Cost of license and software
development fees	42.7	41.3	28.6
Cost of maintenance fees	5.1	6.6	4.1
Cost of computer hardware sales	8.8	5.6	6.7
Cost of service bureau fees	12.2	20.1	13.3
Selling, general and	49.8	75.9	53.2
administrative expenses
Research and development costs .	10.4	11.6	6.4

	129.0	161.1	112.4

Loss from operations	(29.0)	(61.1)	(12.4)
Other income	6.9	4.5	1.2
Interest income, net
Amortization of excess of
assigned value of identifiable
assets over the cost of an
acquired interest	.3	—	—

	7.2	4.5	1.2

Net loss	(21.8)	(56.6)	(11.2)

Total Revenues Total revenues decreased 1.5% from $17.2 million in 1997 to $16.9 million in 1998 and increased 34.7% 18 from $16.9 million in 1998 to $22.8 million from in 1999. The Company’s revenues are derived from four sources: license and software development fees, maintenance fees, computer hardware sales, and service bureau fees. The Company’s 10 largest customers accounted for 55.4% and 55.1% of total revenues in 1998 and 1999, respectively. None of the Company’s customers accounted for 10% or more of total revenues in 1998 or 1999. A large number of new license contracts late in 1998 along with growth in the Company’s professional consulting and service bureau revenues contributed to the significant year to year growth in total revenues from 1998 to 1999.

   License and Software Development Fees

     CreditRevue accounted for virtually all of the Company’s license and software development fee revenue through December 31, 1999. License and software development fees decreased 11.8% from $11.5 million in 1997 to $10.2 million in 1998, and increased 29.2% from $10.2 million in 1998 to $13.2 million in 1999. The decrease in 1998 was the result of longer than expected sales cycles for the CreditRevue product and certain contract disputes. By late 1998, sales performance improved as a result of signing 9 new contracts for CreditRevue with an aggregate contract value of approximately $7 million. Work on these new contracts began in late 1998 and early 1999 with the completion of many of these projects running into late 1999. The year to year growth in license and software development fees was the result of increases from license related work of approximately $2.0 and increases in professional consulting services of approximately $1.0 million.

   Maintenance Fees

     Maintenance fees include fees from software maintenance agreements. Maintenance fees increased 29.7% from $3.3 million in 1997 to $4.3 million in 1998, and 17.8% from $4.3 million in 1998 to $5.1 million in 1999. The growth in these revenues during the periods presented was the result of increased maintenance fees associated with the increased number of licenses of CreditRevue outstanding during such periods. Enhancements to previously installed CreditRevue systems performed by the Company’s professional consulting staff are also subject to maintenance and contribute to growth in maintenance revenues.

   Computer Hardware Sales

     Computer hardware sales revenue decreased 53.1% from $1.7 million in 1997 to $0.8 million in 1998, and increased 60.7% from $0.8 million in 1998 to $1.2 million in 1999. Computer hardware sales revenue consists of revenues received from resales of third-party hardware in connection with the license and installation of the Company’s software. The fluctuation in such revenues during these periods is the result of customer purchase preferences for computer hardware systems. In certain instances, CreditRevue customers have volume discount arrangements with hardware resellers making them eligible for discounts greater than those offered by the Company.

   Service Bureau Fees

     Service bureau revenues originate from the CreditConnection service transaction and interface fees, from Dun & Bradstreet OneScore and Portfolio Monitoring transaction fees and CreditRevue Service Bureau fees.

     CreditConnection service related revenues increased 99.0% from $0.6 million in 1997 to $1.3 million in 1998 and increased 68.3% from $1.3 million in 1998 to $2.1 million in 1999. Revenue increases are the result of increases in the number of dealers and lenders enrolled in the CreditConnection service and the resulting growth in transaction volume. At December 1999 there were approximately 250 dealer’s enrolled in the service compared to approximately 150 dealers at December 1998 and approximately 40 dealers at December 1997. As of December 1999 there were approximately 22 lenders connected to the CreditConnection service compared to 21 at December 1998 and 14 at December 1997.

     Dun & Bradstreet related revenues increased to $385 thousand in 1999 up from the $203 thousand reported in 1998 which was up from $23 thousand in 1997. The Dun & Bradstreet OneScore service was commercially released in the fourth quarter of 1997 and the Portfolio Monitoring Service was released in June of 1998.

     The CreditRevue Service Bureau was released in January 1998, through a strategic alliance with Anytime Access, but did not go into full production until January 1999. Accordingly, only nominal revenues were recorded in 1998 from CreditRevue Service Bureau related services. During 1999 CreditRevue Service Bureau was implemented at M&I Data Services which contributed to the growth in CreditRevue Service Bureau revenues to $772 thousand.

   Cost of License and Software Development Fees

     Cost of license and software development fees consist primarily of salaries and benefits for in-house programmers and the cost of temporary contract labor. Cost of license and software development fees decreased 4.6% from $7.3 million in 1997 to $7.0 million in 1998, and decreased 6.9% from $7.0 million in 1998 to $6.5 million in 1999. As a percentage of license and software development fees, cost of license and software development fees were 63.5%, 68.6% and 49.4% in 1997, 1998 and 1999, respectively. The cost of license and software fees as a percentage of license and software development fees over these periods is related to the fluctuation in the Company’s quarterly revenues and hourly labor costs associated with temporary contractors during periods in which the Company experienced increased demand for its products. With respect to temporary contractors, the Company’s costs on a full-time equivalent basis for these contractors is generally twice the amount incurred by the Company for its in-house technical personnel. In 1997, the Company increased internal staffing levels commensurate with the expected growth in revenues. These increased staffing levels were expected to reduce the dependency on temporary contractors resulting in a corresponding increase in the margins related to these revenues. However, while license related revenues increased in 1997, the costs of increased staffing and temporary contractors exceeded revenue growth. In 1998 efforts at staff reduction were curtailed by certain contract disputes and prolonged sales cycles. The increase in contract sales in late 1998 created demand for the internal resources and enabled the Company to better manage staff utilization resulting in lower implementation costs per revenue dollar. The sales cycle for license software is often difficult to predict accurately. The skills and knowledge required to perform the licensed software implementation requires the Company to maintain certain levels of specialized staffing occasionally creating production capacity in excess of sales demand which can result in higher costs and lower margins.

   Costs of Maintenance Fees

     Cost of maintenance fees consists primarily of personnel and related costs for customer maintenance and support. Cost of maintenance fees increased 25.9% from $0.9 million in 1997 to $1.1 million in 1998, and decreased 15.2% from $1.1 million in 1998 to $0.9 million in 1999. As a percentage of maintenance fee revenue, cost of maintenance fees was 26.6%, 25.8% and 18.6% in 1997, 1998 and 1999, respectively. The fluctuation in the percentage of cost of maintenance fees to maintenance fee revenues in 1997, 1998 and 1999 results from incremental increases in staffing for maintenance personnel as maintenance revenues have increased and improvements in staff utilization. Staffing utilization efficiencies will vary based on the timing and training of additions to maintenance staff personnel.

   Cost of Computer Hardware Sales

     Cost of computer hardware sales consists of (i) the Company’s cost of computer hardware resold to the Company’s customers that are licensing CreditRevue and (ii) salaries and benefits for systems integration employees. Cost of computer hardware sales decreased 36.7% from $1.5 million in 1997 to $1.0 million in 1998, and increased 60.4% from $1.0 million in 1998 to $1.5 million in 1999. As a percentage of computer hardware sales revenue, cost of computer hardware sales was 90.8%, 122.6% and 122.4% in 1997, 1998 and 1999, respectively. The dollar fluctuation in the cost of computer hardware sales reflects the fluctuation in computer hardware sales during the periods presented. The Company’s margin on computer hardware sales fluctuates based on changes in product sales mix, volume discounts to significant customers and negotiated mark-ups with customers. In many instances, hardware revenues may not be large enough to offset both the direct cost and the hardware being sold as well as certain fixed costs associated with the salaries and benefits for systems integration employees thereby resulting in negative margins.

   Cost of Service Bureau Revenues

     Cost of service bureau fees consist primarily of personnel costs associated with the operation and support of the service bureau. Other costs of service bureau revenues include equipment rental expenses, communications network costs from third parties and hardware and software pass through expenses. Service Bureau costs increased 63.0% from $2.1 million in 1997 to $3.4 million in 1998 and decreased 10.6% from $3.4 million in 1998 to $3.0 million in 1999. As a percentage of service bureau revenue, cost of service bureau sales was 325.5%, 206.6% and 92.0% in 1997, 1998 and 1999, respectively.

     Of the three primary sources of service bureau revenues, the CreditConnection service, Dun & Bradstreet related services and CreditRevue Service Bureau, only the CreditConnection service was operational for all of 1997, Dun & Bradstreet came on-line in 1998 as did the CreditRevue Service Bureau. The increases in service bureau costs in 1998 are related to increased staffing required for operations and support for these services and increased communication expenses associated with the expanding CreditConnection service. The decreases in service bureau costs in 1999 are related to improved staffing utilization and efficiencies related to the new data center operations which commenced production early in 1999 following the Company’s relocation to Annapolis Junction from Columbia, Maryland.

   Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased 50.2% from $8.5 million in 1997 to $12.8 million in 1998, and decreased 5.5% from $12.8 million in 1998 to $12.1 million in 1999. The $4.3 million increase during 1998 relates to one time expenses and reserves associated with the Company’s relocation to Annapolis Junction and increases in payroll costs, communications expenses, depreciation and other general sales and administrative expenses. Of the total 1998 increase, approximately $2.8 million relate to facilities and equipment expenses. In addition, due to the Company’s relocation in 1998, a liability of approximately $1.2 million was recorded to recognize future minimum lease payments due under leases for the Company’s former offices. Other one-time charges include the write-off of certain leasehold improvements of approximately $0.3 million and certain lease termination fees and moving expenses of approximately $0.2 million. Additionally, increases in communication and depreciation expenses represent approximately $1.0 million of the 1998 increase. Payroll related expenses increased approximately $0.8 million and the balance of the increase was in the area of general, selling and administrative expenses including: advertising, travel, legal and accounting fees. Increases in payroll relate primarily to increases in sales and marketing staffing. The decrease in selling, general and administrative expenses in 1999 was the of result of reductions to office expense (approximately $1.0 million), the non-recurrence of one-time expenses related to the Company’s relocation in 1998 (approximately $0.9 million) and the year-end write-off of certain impaired assets (approximately $1.2 million). The reduction in office expense relates to subleasing the Company’s former offices which resulted in the recovery of approximately $1.0 million of the reserve recorded in 1998.

   Research and Development Costs

     Research and development costs consist primarily of salaries and benefits of in-house programmers. These costs increased $0.2 million during the year ended December 31, 1998 as compared to the year ended December 31, 1997, due primarily to the addition of four programmers in 1998. The increased staffing was required to address a number of strategic development efforts underway during 1998, including on-going efforts for CreditConnection, Dun & Bradstreet Portfolio Monitoring, CreditRevue Service Bureau and the eValuate projects. During 1997, all development activities were expensed. During 1998, approximately $0.3 million of costs associated with the development of eValuate expenses were capitalized. The capitalized expenses include the direct payroll costs of certain programmers and certain third party development expenses. During 1999 approximately $1.7 million of eValuate expenses were capitalized up from the $0.3 million capitalized in 1998 resulting in lower year to year research and development expenses being recorded. See Note 1 of the Notes to Consolidated Financial Statements.

   Interest Income (Expense)

     Interest expense was $0.1 million in 1998 and 1999. Interest income was $0.8 million in 1998 and decreased to $0.3 million in 1999 . The interest expense reported in 1998 and 1999 relates to borrowings under the Company’s line of credit and obligations under capital lease. The interest income reported in 1998 and 1999 results from invested proceeds from the Company’s initial public offering.

   Income Tax Expense

     From its inception in 1987 until its reincorporation in Delaware in November 1996, the Company had been treated for income tax purposes as a corporation subject to federal and state taxation under Subchapter S of the Internal Revenue Code of 1986, as amended (the “Code”) and comparable state laws. As a result, for federal and state income tax purposes, the Company’s earnings had been taxed directly to the Company’s shareholders. Upon termination of the Company’s Subchapter S status in November 1996, the Company determined the differences between the financial reporting and income tax bases of its assets and liabilities, and recorded at that date the resulting deferred tax liability and income tax expense. Income tax amounts and balances are accounted for in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. At December 31, 1999, the Company had net operating loss carryforwards of approximately $18.6 million which will begin to expire in 2011. See Note 2 to the Consolidated Financial Statements for more information regarding the Company’s income tax status.

   Liquidity and Capital Resources

     The Company has funded its working capital needs and investments in property and equipment from operating cash flows and approximately $22.1 million of net proceeds from the Company’s initial public offering completed in December 1996. During 1997, 1998 and 1999, the Company’s operations consumed cash of $4.1 million, $7.3 million and $3.5 million, respectively. This cash flow deficiency during 1997 and 1998 is primarily caused by operating losses and an increase in accounts receivable. In 1999, operating losses, and reductions in accounts payable are the elements having the greatest impact on net cash used in operations.

     The Company’s cash used for investing activities consists principally of investments in property and equipment and capitalized software development costs. During the years ended December 31, 1997, 1998 and 1999, the Company invested a total of $2.4 million, $4.3 million and $2.2 million, respectively, in property and equipment and capitalized software development costs. These investments were directly attributable to the Company’s growth in operations. The Company did not have any material commitments for the purchase of property and equipment at December 31, 1999.

     The Company has relied principally on its bank line of credit and proceeds from its initial public offering completed in December 1996 for its financing needs. The Company received $22.1 million of net proceeds from its initial public offering. The Company maintains a secured bank line of credit in the amount of $1.5 million. At December 31, 1999 there was an outstanding balance of approximately $0.8 million on the line of credit. The bank line of credit requires the bank’s written consent prior to, among other things, (i) the payment of cash dividends, (ii) the Company’s engagement in a substantially different business activity, or (iii) the purchase by the Company of any interest in another enterprise or entity.

     The Company currently anticipates that its available cash resources, expected cash flows from operations and its bank line of credit will be sufficient to meet its presently anticipated working capital, capital expenditure and debt repayment requirements through 2000. The Company will be exploring alternatives for additional capital to further investments in expanding the CreditOnline network in the business-to-business market.

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

     State of Readiness

     The Company recognizes the significance of the Year 2000 issue and has implemented a formal Year 2000 program to minimize the impact of the Year 2000 on the Company and its customers (“Year 2000 Program”). The Year 2000 Program addresses both information technology (“IT”) and non-IT systems, for systems used by the Company as well as those provided by the Company to its customers. Non-IT systems are primarily used by the Company in the operation of its facilities. The Year 2000 Program is implemented by a Year 2000 Team which includes members from all levels of management and all functional areas of the Company, as follows:

•	Executive Sponsor — The Executive Sponsor works with the Senior Technology Executive on budgeting and resources management and other major Year 2000 issues, and reports on Year 2000 Program status to the Executive Management of the Company as well as the Board of Directors.

•	Senior Technology Executive — The Senior Technology Executive manages the Project Managers-Company Wide. Issues relating to budgeting and resources are escalated to the Senior Technology Executive. The Senior Technology Executive also has the authority to prioritize Year 2000 tasks over other project tasks.

•	Project Managers-Company Wide — The Project Managers-Company Wide share responsibility for determining the Year 2000 tasks that need to be completed, and monitoring the completion of the tasks on schedule. The Project Managers-Company Wide are responsible for collecting, coordinating and disseminating information within the Company about the Year 2000 Program and its status.

•	System Project Managers — A project manager is assigned to each of the primary areas of the Company. Each System Project Manager is responsible for ensuring that the Year 2000 tasks relating to his/her area are completed on schedule.

•	Product Project Managers — A project manager is assigned to each specific product. Each Product Project Manager is responsible for ensuring that the Year 2000 tasks relating to that specific product are completed on schedule.

22

•	System Analysts – System Analysts review individual products to identify Year 2000 issues.

•	Developers – Developers perform coding modifications to address Year 2000 issues.

•	Testers – Testing is performed under the guidance of the Quality Services department to ensure that any Year 2000 issues have been properly addressed.

     Individual members of the Year 2000 Team communicate frequently with respect to Year 2000 issues. During 1999, the Year 2000 Team met as a group and reported status bi-weekly. During the Year 2000 and beyond, the Year 2000 Team and subgroups of the Year 2000 Team will meet as needed to address specific issues.

     The Company has used employees of the Company to identify and address Year 2000 issues. Through the end of 1999, the Year 2000 Program involved six basic stages: (1) inventory of all potentially affected software products and software-related services, (2) analysis of such products and services to identify any areas that require change or replacement, (3) change or replacement of the identified areas, (4) testing, (5) implementation of the changes or replacements, and (6) contingency plans. Because the Company is not only a user of software products and software-related services, but also provides software products and software-related services to its customers, the Company’s Year 2000 Program addresses both software products and software-related services used by the Company and those provided by the Company to its customers.

     The Company has established written Year 2000 coding standards which have been distributed to the Company’s system analysts, developers and testers. The Company has also conducted training for its system analysts, developers and testers to ensure that they are familiar with the Company’s Year 2000 coding standards.

     For purposes of the Year 2000 Program, the Company has classified into the following three major categories the software products and software-related services provided by the Company to its customers: credit decisioning systems (existing systems and new systems), e-commerce systems, and service bureau systems.

     Credit Decisioning Systems (Existing). For existing credit decisioning systems (i.e., systems which customers were using in production at the time the Year 2000 Program was applied to the system), the Company performed the following activities:

1.	The customer’s credit decisioning system was analyzed to identify any Year 2000 issues and to determine whether any modifications to the code were required. The analysis was conducted in accordance with detailed procedures which were developed internally by the Company for Year 2000 analysis of its credit decisioning systems. 2. The Year 2000 modifications were made.

3.	The modifications were tested. The customer also had an opportunity to test the modifications.

4.	Following the testing, the modifications were installed in the customer’s system.

5.	Any enhancements to the customer’s credit decisioning system since the completion of the procedures described in items 1-4 above were developed and implemented by the Company under its Year 2000 Coding Standards. As an extra safeguard, however, the Company conducted a follow-up Year 2000 analysis of these enhancements.

     Credit Decisioning Systems (New). For new credit decisioning systems (i.e., systems which were not used by customers until after the Year 2000 Program was applied to the system), the Company performed the following activities:

1.	Each new credit decisioning system started with a “base” system. The base system was analyzed for Year 2000 issues.

2.	Enhancements were made to the base system based on the functional specifications agreed to between the Company and the customer, and the enhanced system was delivered to the customer for user acceptance testing.

3.	Before or concurrent with the user acceptance testing, the Company reviewed the code enhancements for compliance with the Company’s Year 2000 coding standards.

4.	The Company implemented required modifications on the test system at the Company’s site, and tested the modifications.

5.	Upon completion of testing of the changes by the Company, the software changes were reported to the customer and installed in the customer’s system for further testing by the customer.

6.	With respect to any enhancements to the credit decisioning system after acceptance by the customer of

23

the system, the Company performed the enhancements in a test environment. The enhancements were then analyzed and tested for Year 2000 issues following the above approach.

E-commerce Systems. For e-commerce systems, the Company performed the following activities:

1.	The Company analyzed the software programs supporting the e-commerce system to identify any Year 2000 issues and determine whether any modifications were required. The Company also coordinated with the vendor of any hardware and other equipment supporting the e-commerce system to request Year 2000 information regarding the applicable product and to determine whether any patches, upgrades or replacements were necessary. The Company also tested the third party product where necessary, appropriate and feasible.

2.	Any necessary modifications were made to the software programs supporting the e-commerce system. In addition, any necessary patches or upgrades to, or replacements of, third party products were installed.

3.	The Company analyzed and tested the modifications, patches, upgrades and replacements. The Company made the Year 2000 version of the software programs supporting the e-commerce system available to its customers in a Year 2000 environment for testing of the modifications. The customer scheduled the testing with the Company.

4.	The modifications, patches, upgrades and replacements were placed into production.

5.	With respect to any subsequent enhancements to the e-commerce system, the enhancements were performed in a test environment. The enhancements were then analyzed and tested for Year 2000 issues following the above approach prior to being placed into production.

Service Bureau Systems. For service bureau systems, the Company performed the following activities:

1.	The “base” service bureau system was analyzed for compliance with the Company’s Year 2000 coding standards.

2.	The Year 2000 modifications were made.

3.	The modifications were tested.

4.	For any subsequent releases, the Company analyzed the changes for compliance with the Company’s Year 2000 coding standards. The Company made any required modifications to the code.

5.	The Company tested the modifications.

6.	Following the testing, the release was ready to be delivered to the customer.

Infrastructure. For products and systems used by the Company internally, the Company performed one or more of the following activities:

1.	The Company contacted the provider of the product or system in writing to request information regarding the Year 2000 readiness of its product or system, and evaluated the response for reasonableness and acceptability, based on CMSI’s knowledge of the product or system.

2.	The Company obtained Year 2000 compliance information from the third party’s web site and evaluated the response for reasonableness and acceptability based on the Company’s knowledge of the product or system.

3.	The Company tested the product or system where appropriate and possible.

4.	For any third party products or systems that required modifications, the Company worked with the vendor to ensure that the modifications were completed in an acceptable time frame.

     As the Company does not have any control over the third party providers of products and systems, the Company cannot guarantee that such third party products and systems will not suffer any adverse effects due to the Year 2000.

     In most cases, the software products and software-related services provided by the Company interface to third party systems. In cases where a third party provided Year 2000 interface specifications, the Company developed, tested and implemented new interface code to comply with those specifications.

     The Year 2000 activities described above relating to credit decisioning systems, e-commerce systems, service bureau systems and third party products and systems represent the standard procedures applied to the applicable system. In certain circumstances, the Company may have made changes to or deviated from these procedures.

     As of December 31, 1999, the analysis, remediation, testing and implementation had been substantially completed for (i) the Company’s customers’ credit decisions systems, (ii) the software and systems comprising the Company’s e-commerce systems, (iii) the Company’s service bureau customers’ systems, and (iv) the Company’s internal products and systems. The Company has not experienced any material disruption to its business associated with the Year 2000 issue. To the Company’s knowledge, none of the Company’s customers has experienced any material disruption to its business which has been associated with the Year 2000 issue in connection with the Company’s products.

     For the Year 2000 and beyond, the Company continues to code according to its Year 2000 coding standards. In addition, because system clocks are now in the Year 2000, all testing necessarily includes testing of dates in the Year 2000.

Costs

As of December 31, 1999, substantially all expenses were associated with the opportunity cost of time spent by employees of the Company on the Year 2000 Program, particularly on the analysis, development, testing and implementation relating to software products and software-related services provided to customers. The Company estimates that the opportunity cost incurred as of December 31, 1999 is approximately $2.25 million. This cost can be allocated as follows: $935,000 to credit decisioning systems, $290,000 to e-commerce systems, $420,000 to service bureau systems, $65,000 to internal products and systems, and $540,000 to Year 2000 Program management, project oversight, and client and vendor communications. The Company’s projected costs of the entire Year 2000 Program was $2.4 million. The Company may continue to incur costs in the Year 2000 and beyond to address specific Year 2000 issues that may arise. The Company does not believe that any such costs shall be material.

Risks

If a product or service provided by the Company is found to cause damage or injury to a customer of the Company due to a failure of such product or service to operate without any adverse effect due to date related processing associated with the Year 2000, the Company could be liable to such customer for a breach of warranty, depending on the specific contractual arrangement between the Company and such customer. Although the Company’s contractual arrangement with each of its customers generally limits the Company’s liability to such customer, the Company cannot accurately predict whether or to what extent any legal claims will be brought against the Company, or whether the Company will otherwise be adversely affected by such claims.

In addition, a failure by the Company to make its products Year 2000 compliant could result in a decrease in sales of the Company’s products, delays in the development of other of the Company’s products, an increase in the costs associated with Year 2000 remediation, and an increase in litigation costs. The Year 2000 issue may also have an indirect effect on the Company’s business and operations to the extent that potential customers of the Company may be using significant resources to address Year 2000 issues, and therefore may have fewer resources to evaluate and purchase other products and services such as the products and services offered by the Company. If a material third party product or system which the Company uses or interfaces to fails to operate properly due to the Year 2000, such failure could have a material adverse effect on the Company’s business and results of operations.

Contingency Plans

During the end of 1999 and the beginning of 2000, the Company’s contingency plans consisted primarily of a dedicated Year 2000 support staff with detailed escalation procedures to address Year 2000 issues which could affect the Company or its customers. The Company has implemented continuing procedures to ensure that in the event a problem is reported by a customer which may be Year 2000-related, the problem will be escalated appropriately and reported to members of the Year 2000 Team to determine whether any other clients or systems may be affected by the same error and to take appropriate action.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to market risk related to changes in interest rates. The Company invests its excess cash balances in cash equivalents and municipal, commercial and government agency obligations which are interest rate sensitive. However, the maturities of these obligations is less than one year, mitigating their sensitivity to interest rates. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company’s financial position, results of operations and cash flows is not material.

Item 8. Financial Statements and Supplementary Data.

     The information required by the item is incorporated herein by reference to the consolidated financial statements listed in Item 14 below.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

     The Company incorporates herein by reference the information concerning directors and executive officers in its Notice of Annual Stockholders’ Meeting and Proxy Statement to be filed within 120 days after the end of the Company’s fiscal year (the “2000 Proxy Statement”).

Item 11. Executive Compensation.

     The Company incorporates herein by reference the information concerning executive compensation contained in the 2000 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     The Company incorporates herein by reference the information concerning security ownership of certain beneficial owners and management contained in the 2000 Proxy Statement.

Item 13. Certain Relationships and Related Transactions.

The Company incorporates herein by reference the information concerning certain relationships and related transactions contained in the 2000 Proxy Statement.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

Page Number
(a)	Index to Consolidated Financial Statements

Index	F-1

Report of Independent Auditors	F-2

Consolidated Balance Sheets as of December 31, 1999 and 1998	F-3

Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997	F-4

Consolidated Statements of Shareholders’ Equity (Deficit) for the years ended December 31, 1999, 1998 and 1997	F-5

Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997	F-6

Notes to Consolidated Financial Statements	F-7

(b)	Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under The related instruction or are inapplicable and therefore have been omitted.

(c)	Reports on Form 8-K

None

(d)	Exhibits

3.1	Certificate of Incorporation of the Company*

3.2	Bylaws of the Company*

4.1	Specimen certificate for Common Stock of the Company*

4.2	See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and Bylaws of the Company defining rights of holders of Common Stock of the Company

10.1	Form of Project Commencement Agreement*

10.2	Form of Software License Agreement*

10.3	Form of Software Maintenance Agreement*

10.4	Form of Professional Services Agreement*

10.5	Form of CreditConnection Lender Agreement (for CreditRevue Licensees)*

10.6	Form of CreditConnection Lender Agreement (for non-CreditRevue Licensees)*

10.7	Form of CreditConnection Dealer Subscription Agreement*

10.8.1	Office Building Lease between Symphony Woods Limited Partnership and the Company dated October 29, 1993*

10.8.2	Office Building Lease between Symphony Woods Limited Partnership and the Company dated February 10, 1995*

27

10.8.3	First Amendment to Lease dated March 29, 1995*

10.8.4	Second Amendment to Lease dated August 12, 1996*

10.8.5	135 National Business Parkway Lease between Antellation Real Esate, Inc. and the Company dated Aprill 27, 1998***

10.8.6	First Amendment of 135 National Business Parkway Lease dated December 23, 1998***

10.9	Promissory Note dated December 31, 1995 given by the Company to James R. DeFrancesco*

10.10	Business Loan Agreement between The Columbia Bank and the Company dated June 10, 1994*

10.11	1996 Credit Management Solutions, Inc. Non-Qualified Stock Option Plan*

10.12	1996 Credit Management Solutions, Inc. Employee Stock Purchase Plan*

10.13	1996 Credit Management Solutions, Inc. Long-Term Incentive Plan*

10.14	Form of Tax Indemnification Agreement*

10.15	1996 Credit Management Solutions, Inc. Non-Qualified Stock Option Plan

10.16	1997 Credit Management Solutions, Inc. Stock Incentive Plan**

23	Consent of Independent Auditors

27	Financial Data Schedule

______________
*	Incorporated by reference to the Exhibits filed with the Company’s Registration Statement on Form S-1, File No. 333-14007.

**	Incorporated by reference to the Company’s 1997 Proxy Statement, file no. 000-21735

***	Filed in paper form on temporary basis pursuant to Rule 201.

28

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Credit Management Solutions, Inc.

By:	/s/ Scott L. Freiman —————————— Scott L. Freiman President and Chief Executive Officer (Principal Executive Officer)	March 30, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ John J. McDonnell, Jr. —————————— John J. McDonnell, Jr. Chairman of the Board of Directors	March 30, 2000

By:	/s/ Scott L. Freiman —————————— Scott L. Freiman President, Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2000

By:	/s/ Miles H. Grody —————————— Miles H. Grody Senior Vice President and Director	March 30, 2000

By:	/s/ Robert P. Vollono —————————— Robert P. Vollono Senior Vice President, Treasurer, Chief Financial Officer and Director (Principal Financial and Accounting Officer)	March 30, 2000

By:	/s/ Stephen X. Graham —————————— Stephen X. Graham Director	March 30, 2000

By:	/s/ James R. DeFrancesco —————————— James R. DeFrancesco Director	March 30, 2000

29

CREDIT MANAGEMENT SOLUTIONS, INC. AND SUBSIDIARY

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

F-1

Report of Independent Auditors

The Board of Directors and Shareholders
Credit Management Solutions, Inc.

We have audited the accompanying consolidated balance sheets of Credit Management Solutions, Inc. and subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Credit Management Solutions, Inc. and subsidiary at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

Baltimore, Maryland February 25, 2000 F-2

CREDIT MANAGEMENT SOLUTIONS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	1999	1998
ASSETS
Current assets:
Cash and cash equivalents	$3,594,328	$3,090,565
Investments available-for-sale	1,316,470	6,482,021
Accounts receivable, net of allowance of $311,583 and
$352,664 in 1999 and 1998, respectively	5,724,256	5,545,016
Costs and estimated earnings in excess of
billings on uncompleted contracts	5,891	246,831
Prepaid expenses and other current assets	474,725	281,214

Total current assets	11,115,670	15,645,647

Property and equipment:
Computer equipment and software	5,234,084	7,306,811
Office furniture and equipment	1,458,793	1,657,294
Leasehold improvements	2,769,926	2,661,291

Accumulated depreciation and amortization	9,462,803	11,625,396
	(3,065,136)	(2,549,451)

	6,397,667	9,075,945
Software development costs, net of accumulated amortization
of $359,165 and $298,304 in 1999 and 1998, respectively	1,932,867	338,724
Other assets	46,386	49,360

Total assets	$19,492,590	$25,109,676

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,163,044	$4,349,721
Accrued payroll and related expenses	722,389	668,630
Billings in excess of costs and estimated
earnings on uncompleted contracts	101,046	1,044,015
Deferred revenue	2,920,904	2,921,923
Current portion of deferred tenant allowance	144,866	144,866
Short-term borrowings	798,000	—
Current portion of
capital lease obligations	25,402	65,994

Total current liabilities
	6,875,651	9,195,149
Long-term debt:
Capital lease obligations, less current portion	—	28,966
Other lease obligations, less current portion	—	732,126
Deferred tenant allowance, less current portion	1,140,818	1,303,792

Total liabilities	8,016,469	11,260,033

Shareholders’ equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized;
no shares issued or outstanding	—	—
Common stock, $.01 par value; 40,000,000 shares authorized;
7,689,570 and 7,649,770 shares issued and outstanding at
December 31, 1999 and 1998, respectively	76,896	76,497
Additional paid-in capital	27,034,049	26,853,194
Accumulated deficit	(15,634,824)	(13,080,048)

Total shareholders’ equity	11,476,121	13,849,643

Total liabilities and shareholders’ equity	$19,492,590	$25,109,676

The accompanying notes are an integral part of these financial statements. F-3

CREDIT MANAGEMENT SOLUTIONS, INC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	1999	1998	1997
Revenues:
License and software development fees	$ 13,164,000	$ 10,186,421	$ 11,549,378
Maintenance fees	5,059,352	4,294,572	3,311,013
Computer hardware sales	1,248,615	776,790	1,656,530
Service bureau revenues	3,303,038	1,644,991	640,818

	22,775,005	16,902,774	17,157,739
Costs of revenues:
Cost of license and software development fees	6,504,519	6,988,649	7,329,091
Cost of maintenance fees	940,091	1,108,367	880,360
Cost of computer hardware sales	1,528,243	952,662	1,504,915
Cost of service bureau	3,038,483	3,398,453	2,085,543

	12,011,336	12,448,131	11,799,909

Gross profit	10,763,669	4,454,643	5,357,830
Other operating expenses:
Selling, general and administrative expenses	12,122,557	12,823,909	8,537,967
Research and development costs	1,458,331	1,964,057	1,790,709

	13,580,888	14,787,966	10,328,676

Loss from operations	(2,817,219)	(10,333,323)	(4,970,846)
Other income (expense):
Interest expense	(57,426)	(24,965)	(56,171)
Interest income	319,869	788,257	1,237,582
Amortization of excess of assigned value of
identifiable assets over cost of an acquired
interest	—	—	50,792

	262,443	763,292	1,232,203

Net loss	$(2,554,776)	$(9,570,031)	$(3,738,643)

Basic and diluted loss per common share	$ (0.33)	$ (1.25)	$ (0.49)

Weighted average shares used in computation	7,660,897	7,636,217	7,597,368

The accompanying notes are an integral part of these financial statements. F-4

CREDIT MANAGEMENT SOLUTIONS, INC. AND SUBSIDIARY CONSOLIDATED STATEMENT OF CASH FLOWS

	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Retained Earnings (Deficit)	Total
Balance at January 1, 1997	7,210,100	$ 72,101	$22,287,169	$ 228,626	$ 22,587,896
Issuance of common stock, net of
offering costs of $263,537	390,000	3,900	4,217,563	—	4,221,463
Issuance of common stock under
employee stock purchase program	14,546	145	136,204	—	136,349
Exercise of options to purchase
common stock	864	9	4,311	—	4,320
Net loss for 1997	—	—	—	(3,738,643)	(3,738,643)

Balance at December 31, 1997	7,615,510	76,155	26,645,247	(3,510,017)	23,211,385
Issuance of common stock under
employee stock purchase program	19,572	196	134,653	—	134,849
Exercise of options to purchase
common stock	14,688	146	73,294	—	73,440
Net loss for 1998	—	—	—	(9,570,031)	(9,570,031)

Balance at December 31, 1998	7,649,770	76,497	26,853,194	(13,080,048)	13,849,643
Issuance of common stock under
employee stock purchase program	14,840	149	55,105	—	55,254
Exercise of options to purchase
common stock	24,960	250	125,750	—	126,000
Net loss for 1999	—	—	—	(2,554,776)	(2,554,776)

Balance at December 31, 1999	7,689,570	$ 76,896	$27,034,049	$(15,634,824)	$ 11,476,121

The accompanying notes are an integral part of these financial statements. F-5

CREDIT MANAGEMENT SOLUTIONS, INC. AND SUBSIDIARY CONSOLIDATED STATEMENT OF CASH FLOWS

	Year ended December 31,
	1999	1998	1997
Operating activities:
Net loss	$(2,554,776)	$(9,570,031)	$(3,738,643)
Adjustments:
Depreciation	1,800,964	1,199,194	649,399
Amortization of excess of assigned value of
identifiable assets over cost of an acquired
interest	—	—	(50,792)
Amortization of software development costs	60,861	119,721	119,722
Amortization of deferred tenant allowance	(162,974)	—	—
Loss (gain) on disposal of property and
equipment	1,215,473	302,878	(6,431)
Changes in operating assets and liabilities:
Accounts receivable, net	(179,240)	(1,936,275)	(1,602,507)
Prepaid expenses and other current assets	(193,511)	183,334	193,168
Accounts payable	(2,004,177)	102,200	(504,270)
Accrued payroll and related expenses	53,759	(390,547)	169,914
Net billings in excess of costs and
estimated earnings on uncompleted
contracts	(702,029)	712,537	443,538
Deferred revenue	(1,019)	1,289,584	252,644
Accrued interest on shareholder loans	—	—	6,025
Other lease obligations	(732,126)	732,126	—

Net cash used in operating activities	(3,398,795)	(7,255,279)	(4,068,233)
Investing activities:
Purchase of investments available-for-sale	(4,061,527)	(11,166,659)	—
Sale of investments avalabile-for-sale	9,227,078	4,684,638	—
Proceeds from sale of property and equipment	55,563	162,672	7,995
Purchases of property and equipment	(576,222)	(4,063,464)	(2,416,838)
Capitalized software development costs	(1,655,004)	(278,863)	—
Decrease (increase) in other assets	2,974	374,526	(334,848)

Net cash provided by (used in) investing activities	2,992,862	(10,287,150)	(2,743,691)
Financing activities:
Payments under capital lease obligations and short- term
borrowings	(69,558)	(144,595)	(235,311)
Repayments of shareholder loans	—	—	(235,538)
Repayments of long-term debt	—	—	(11,692)
Proceeds from short-term borrowings	798,000	—	—
Proceeds from exercise of stock options	126,000	73,440	4,320
Proceeds from issuance of common stock	55,254	134,849	4,357,812

Net cash provided by financing activities	909,696	63,694	3,879,591

Net change in cash and cash equivalents	503,763	(17,478,735)	(2,932,333)
Cash and cash equivalents at beginning of year	3,090,565	20,569,300	23,501,633

Cash and cash equivalents at end of year	$ 3,594,328	$ 3,090,565	$ 20,569,300

The accompanying notes are integral part of these financial statements. F-6

CREDIT MANAGEMENT SOLUTIONS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation of Financial Statements

Description of Business

Credit Management Solutions, Inc. (the “Company”) develops and provides software solutions and services for automating the consumer and small business credit analysis, decisioning and funding process. The Company’s customers are primarily banks and other financial institutions located throughout the United States.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, CreditOnline, Inc. (f/k/a CreditConnection, Inc.). The subsidiary operates an automated service bureau which electronically assembles and transmits between merchants and credit grantors credit applications of the merchants’ customers. All material intercompany accounts and transactions have been eliminated upon consolidation.

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

At December 31, 1999, available-for-sale securities consisted of municipal, corporate and government agency obligations, the cost of which approximates fair value. The Company has not had significant realized or unrealized gains or losses on its investments during the periods presented. These investments are classified as current as all maturities are less than one year.

CREDIT MANAGEMENT SOLUTIONS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Property and Equipment

Property and equipment is stated at cost and depreciated using the straight-line method based on estimated useful lives of between three and seven years.

Included in computer equipment and software are direct costs of computer software developed for internal use. Costs incurred are capitalized and amortized over periods not exceeding three years.

Amortization of leasehold improvements is provided using the straight-line method over the lesser of the life of the improvement or the remaining term of the lease. Assets held under capital leases are stated at the lesser of the present value of future minimum payments using the Company’s incremental borrowing rate at the inception of the lease or the fair value of the property at the inception of the lease. The assets recorded under capital leases are amortized over the lesser of the lease term or the estimated useful life of the assets in a manner consistent with the Company’s depreciation policy for owned assets.

Software Development Costs

Costs related to conceptual formulation and design of Company products are expensed as incurred. Costs incurred subsequent to establishment of technological feasibility, but prior to the product being available for general release to customers, are capitalized and amortized over estimated productive lives, generally three years. Amortization is recorded at the greater of the amount computed using the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product, or the straight-line method.

The Company evaluates its investment in product development as events or changes in circumstances may arise, for the purpose of determining whether the carrying amount of such assets may exceed the net realizable value of the products. In the event that capitalized costs of a product exceed the estimated net realizable value of the product, such excess amount is expensed.

Deferred Tenant Allowances

Payments made by landlords to the Company as incentives under operating leases are recorded as liabilities and recognized as reductions in rental expense ratably over the terms of the leases.

Revenue Recognition

Revenues from long-term software license contracts are recognized on the percentage-of-completion method, measured generally on a cost incurred basis. Costs consist primarily of direct labor and applicable overhead. Contracts in progress are reviewed periodically as the work progresses, and revenues and earnings are adjusted in current accounting periods based on revisions in contract value and estimates to complete. Losses on contracts are provided for in the period they are first determined.

CREDIT MANAGEMENT SOLUTIONS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company recognizes revenue from software maintenance contracts pro rata over the term of the agreements, generally one-year. Revenues from sales of hardware and software are recognized at time of shipment and when collection of the receivable is probable. Payments received in advance of revenue recognition for these services and product sales are included in deferred revenue. Service bureau revenues are transaction-based revenues that are recognized when the transaction is completed.

Advertising Costs

All advertising costs are expensed when incurred. Costs, which are included in selling, general and administrative expense, for the year ended December 31, 1999, 1998 and 1997 are $282,262, $384,863 and $265,404, respectively.

Income Taxes

The Company uses the liability method in accounting for income taxes. Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Reclassifications

Certain amounts in the 1998 consolidated financial statements have been reclassified to conform to the 1999 presentation.

CREDIT MANAGEMENT SOLUTIONS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Income Taxes

The significant items comprising the Company’s net deferred tax assets are as follows:

	December 31
	1999	1998
Deferred tax assets:
Net operating loss carry forwards	$ 7,381,967	$ 5,764,162
Accrued expenses	123,038	128,892
Provision for bad debts	124,633	141,058
Revenue recognition	—	318,874

Total deferred tax assets	7,629,639	6,352,986
Deferred tax liabilities:
Software development costs	773,147	135,490
Revenue recognition	(2,356)	—
Depreciation	390,484	732,880

Total deferred tax liabilities	1,161,275	868,370
Net future income tax benefit	6,468,363	5,484,616
Valuation allowance for deferred tax assets	(6,468,363)	(5,484,616)

Net deferred tax assets	$ —	$ —

A reconciliation of income tax expense computed at the U.S. Federal statutory rate to the recorded amount of income tax expense is as follows:
	Year ended December 31
	1999	1998	1997
Tax expense at U.S. statutory rate	$(868,624)	$(3,253,811)	$(1,271,138)
Effect of permanent differences	38,163	24,235	5,876
Change in allocation of net loss in 1996 between C Corporation and Subchapter S Corporation	—	—	(132,744)
State income taxes	(153,287)	(574,202)	(224,319)
Effect of change in valuation allowance for deferred tax assets	983,747	3,803,778	1,622,325

Total	$ —	$ —	$ —

At December 31, 1999 the Company had a net operating loss of $1,031,472 expires in 2011. The Company had a net operating loss of $17,423,445 which begins to expire in 2017. F-10

CREDIT MANAGEMENT SOLUTIONS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Loss Per Share

The following table summarizes the computations of basic and diluted loss per common share:

	Year ended December 31
	1999	1998	1997
Numerator:
Net loss	$(2,554,776)	$(9,570,031)	$(3,738,643)

Denominator:
Weighted-average shares	7,660,897	7,636,217	7,597,368
Basic and diluted loss per common share	$ (0.33)	$ (1.25)	$ (0.49)

Diluted loss per share is equal to basic loss per share in 1999, 1998 and 1997 because if potentially dilutive securities were included in the computation, the result would be anti-dilutive. These potentially dilutive securities consist of stock options as described in Note 10.

4. Impairment Charge

The Company recorded an impairment charge of $1.2 million on a pre-tax basis ($0.16 per share) during the fourth quarter of 1999. This charge resulted from an impairment of computer software developed by third parties to integrate some of the Company’s internal systems. During the fourth quarter, due to concerns about the software’s functionality, the Company abandoned the integration project and recorded a charge for the carrying amount of the assets which it will no longer utilize. The impairment charge has been classified in the consolidated statement of operations as selling, general and administrative expenses.

5. Supplemental Disclosures of Non-Cash Investing and Financing Activities

Interest paid during the years ended December 31, 1999, 1998, and 1997 was $57,426, $24,965 and $56,171, respectively. The Company paid no amounts related to income taxes during the three years ended December 31, 1999

CREDIT MANAGEMENT SOLUTIONS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Costs and Estimated Earnings on Uncompleted Contracts

Uncompleted contracts consist of the following components:

	Balance Sheet Caption
	Costs and estimated earnings in excess of billings	Billings in excess of costs and estimated earnings	Total
December 31, 1998
Costs and estimated earnings	$ 1,573,861	$ 3,236,349	$ 4,810,210
Billings	1,327,030	4,280,364	5,607,394

	$ 246,831	$(1,044,015)	$ (797,184)

December 31, 1999
Costs and estimated earnings	$ 169,923	$ 261,742	$ 431,665
Billings	164,032	362,788	526,820

	$ 5,891	$ (101,046)	$ (95,155)

All receivables on contracts in-progress are expected to be collected within twelve months.

7. Bank Line of Credit

The Company has a revolving line of credit with a bank which allows for aggregate borrowings of $1.5 million through the expiration date of December 1, 2000. Borrowings under the line of credit are secured by the Company’s accounts receivable and property and equipment, and bear interest at the bank’s prime rate plus one percent (9.50% at December 31, 1999). Under the terms of the loan agreement, the Company is required to comply with certain covenants including a restriction on assuming additional indebtedness without the prior written consent of the bank. As of December 31, 1999, the Company was in compliance with all covenants. As of December 31, 1999, the Company had $798,000 outstanding under this line of credit.

CREDIT MANAGEMENT SOLUTIONS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. Capital Lease Obligations

The Company leases equipment under capital leases. Property and equipment includes the following amounts for leases that have been capitalized:

	December 31
	1999	1998
Computer equipment	$ 122,295	$ 220,119
Office furniture and equipment	135,905	183,350

	258,200	403,469
Less: accumulated amortization	(142,933)	(235,635)

	$ 115,267	$ 167,834

Amortization of leased assets is included in depreciation expense.

All future minimum payments under capital lease obligations come due in 2000.

9. Other Lease Obligations

During 1998, the Company relocated its corporate headquarters, and at December 31, 1998 remained obligated under operating leases for unutilized space at the former headquarters. Accordingly, in 1998 the Company estimated the present value of its future minimum obligations and recorded $1,062,425 of rent expense. At December 31, 1998, $330,299 is classified in accounts payable and accrued expenses and $732,126 is classified as other lease obligations.

During 1999, the Company sublet portions of the unutilized space and terminated the leases on the remaining space. As a result of the 1999 agreements, the present value of the future mininmun lease payments was reduced by $831,660. This amount was recorded as a reduction of rent expense in 1999.

10. Stock Options

The Company records compensation expense for all stock-based compensation plans using the intrinsic value method prescribed by APB Opinion 25, Accounting for Stock Issued to Employees (“APB No. 25”). Under APB No. 25, if the exercise price of the Company’s employee stock options equals the quoted value of the underlying stock on the date of grant, no compensation expense is generally recognized. Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation (“Statement No. 123”), encourages companies to recognize expense for stock-based awards based on their estimated value on the date of grant. Statement No. 123 requires the disclosure of pro forma income and earnings per share data in the notes to the financial statements if the fair value method is not elected. The Company supplementally discloses in these financial statements the pro forma information as if the fair value method had been adopted.

CREDIT MANAGEMENT SOLUTIONS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In 1997, the Company adopted the 1997 Stock Incentive Plan (the “1997 Plan”). The 1997 Plan provides for the granting of either non-qualified or qualified options to purchase an aggregate of up to 3,400,000 shares of common stock, subject to adjustment, to employees of the Company and others. Each year, the 1997 Plan allows for a one percent increase in the number of shares available to be granted. At December 31, 1999, the Company had 3,503,000 shares of common stock available. The 1997 Plan includes a discretionary option grant program, a salary investment option grant program, a stock issuance program, an automatic option grant program and a director fee option grant program.

In 1999 and 1998, the Company issued options outside the 1997 Plan to purchase 750,000 and 254,000 shares of common stock, respectively, pursuant to certain officer employment agreements. At December 31, 1999, there was 254,000 shares issued outside the 1997 Plan outstanding.

A summary of the Company’s stock options activity and related information is as follows:

	1999		1998		1997
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Options outstanding —
beginning of year	3,669,648	$6.33	2,691,844	$5.79	2,462,800	$5.37
Granted	841,350	4.67	1,201,880	7.33	266,,560	9.93
Exercised	(24,960)	5.05	(14,688)	7.70	(864)	5.00
Forfeited	(991,580)	7.54	(209,388)	5.00	(36,652)	7.90

Options outstanding —
end of year	3,494,458	$5.59	3,669,648	$6.33	2,691,844	$5.79

Exercisable at end of year	1,847,688	$5.45	1,583,228	$5.32	1,071,572	$5.26

Weighted-average fair value of options granted during the year at market value		$3.24		$4.33		$6.03

Weighted average fair value of options granted during the year at greater than market value		$2.74		$2.41		N/A

F-14

CREDIT MANAGEMENT SOLUTIONS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. Stock Options (continued)

Exercise prices for options outstanding as of December 31, 1999 ranged from $3.50 to $13.13 as follows:

Exercise Price	Options Outstanding	Options Exercisable	Weighted-average remaining life in years	Weighted-average exercise price of options exercisable	Weighted- average exercise price of options outstanding
$3.50 to $5.38	2,914,822	1,658,412	7.38	$ 5.00	$ 4.82
$5.50 to $8.00	217,880	31,480	8.74	$ 7.18	$ 7.24
$8.25 to $9.60	229,336	116,396	7.33	$ 9.47	$ 9.31
$9.75 to $13.13	132,420	41,400	8.68	$10.69	$10.36

All options granted under the Plan are subject to vesting provisions at the discretion of the Board of Directors. Options granted to date vest in varying percentages through 2004.

Pro forma net loss and loss per share information required by Statement No. 123 has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value of options granted in 1999, 1998 and 1997 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 5.8% in 1999, and 5.5% in 1998 and 1997; dividend yield of 0% in 1999, 1998 and 1997; volatility factor of the expected market price of the Company’s common stock of 1.00, 0.81 and 0.67 in 1999, 1998 and 1997, respectively; and a weighted-average expected life of the options of eight years in 1999, and five years in 1998 and 1997.

Because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the minimum value method and other methods prescribed by Statement No. 123 do not necessarily provide a single measure of the fair value of its employee stock options.

For the purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods. The Company’s pro forma information follows:

	1999	1998	1997
Pro forma net loss	$ (3,984,340)	$ (10,737,437)	$ (4,785,660)
Pro forma earnings per share
(basic and diluted)	$ (0.52)	$ (1.41)	$ (0.63)
F-15

CREDIT MANAGEMENT SOLUTIONS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. Profit Sharing Plan

The Company maintains a 401(k) profit sharing plan which covers all employees with at least six months of service. In addition, the Company may make a discretionary contribution based on each eligible participant’s compensation. Participant contributions vest immediately and employer contributions vest over a six year period. In January 1996, the Company began matching 20% per annum of the first $1,000 contributed to the plan by each employee. Contributions for the years ended December 31, 1999, 1998 and 1997 were $29,745, $33,189 and $23,315, respectively.

12. Concentrations of Credit Risk and Major Customers

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of accounts receivable.

To date, these financial instruments have been derived from revenues earned primarily from banks and other financial institutions located in the United States. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses; historically, such losses have been insignificant and within management’s expectations. For the year ended December 31, 1999, no customer accounted for more than 10% of total revenues. For the year ended December 31, 1998, one customer accounted for 10% of total revenues. For the year ended December 31, 1998, one customer accounted for 10% of total revenues.

CREDIT MANAGEMENT SOLUTIONS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

13. Operating Leases

The Company leases certain office space and equipment under non-cancelable operating lease agreements which expire through 2008. The Company also subleases office space that was vacated in 1998. Future minimum lease payments at December 31, 1999 for leases and subleases with initial terms of one year or more consist of the following:

	As Lessee	As Sublessor
2000	$ 1,824,345	$ 211,515
2001	1,780,570	$ 223,338
2002	1,467,620
2003	1,441,524
2004	1,427,271
Thereafter	5,842,883

Total minimum lease payments	$13,784,213	$ 434,853

Rent expense under all operating leases for the year ended December 31, 1999, 1998 and 1997 was $809,236, $2,359,666 and $891,360, respectively.

14. Segment Reporting

The Company manages its business by focusing on distinct products and services. Under this structure, products and services were organized into three distinct business lines, Credit Decisioning Systems (CDS), E-Commerce and Service Bureau Alliances (SBA). The CDS business line consists of CreditRevue software and related services. The E-Commerce business line consists of the CreditConnection service, CreditRevue, LenderLink, and CreditOnline network. The SBA business line includes the OneScore product, Portfolio Monitoring and the CreditRevue Service Bureau offerings.

The Company evaluates performance and allocates resources based on income from operations before depreciation and amortization, and corporate general and administrative expenses. Assets are not

CREDIT MANAGEMENT SOLUTIONS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

apportioned by segment and are not reviewed by management in reviewing segment performance. The accounting policies used by the reportable segments are the same as those used by the Company and described in Note 1 to the consolidated financial statements. There are no intercompany sales or transfers. The segments are managed separately by Business Line Managers who are most familiar with segment operations. The following table sets forth information on the Company’s reportable segments:

	Year Ended December 31, 1999
	CDS	E-Commerce	SBA	Total
Revenues	$20,333,343	$ 2,135,381	$ 306,190	$22,775,005
Segment profit (loss)	9,647,337	(2,305,680)	(1,962,680)	5,379,350

	Year Ended December 31, 1998
	CDS	E-Commerce	SBA	Total
Revenues	$15,257,783	$ 1,275,020	$ 369,971	$ 16,902,774
Segment profit (loss)	4,792,685	(3,718,657)	(1,170,070)	(96,042)

	Year Ended December 31, 1997
	CDS	E-Commerce	Total
Revenues	$16,516,921	$ 640,818	$17,157,739
Segment profits (loss)	5,526,528	(4,105,753)	$ 1,420,775
A reconciliation of segment profit (loss) for all segments to net loss for the years ended December 31, 1999, 1998 and 1997 is as follows:
	1999	1998	1997
Total segment profit (loss)	$5,379,350	$ 96,042	$ 1,420,775
Corporate, general and administrative	(6,497,718)	(8,919,266)	(5,673,292)
Depreciation and amortization	(1,698,851)	(1,318,915)	(718,329)
Net interest income	262,443	763,292	1,232,203

Net loss	$(2,554,776)	$(9,570,931)	$(3,738,643)

Substantially all of the revenues and assets of the Company’s reportable segments are attributed to or located in the United States. F-18