Form 10-K/A
period 1999-12-31
CREDIT MANAGEMENT SOLUTIONS INC
filed 2000-04-07
CIK 1024339

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

While it is difficult to determine the number of shares owned by non-affiliates, the registrant estimates that the aggregate market value of outstanding Common Stock on March 23, 2000 (based upon the average bid and asked prices of such Common Stock on the Nasdaq National Market on March 23, 2000) held by non-affiliates was approximately $34.1 million. For this computation, the registrant has excluded the market value of all shares of its Common Stock reported as beneficially owned by officers, directors and certain significant stockholders of the registrant. Such exclusion shall not be deemed to constitute an admission that any such stockholder is an affiliate of the registrant.

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

This Form 10-K/A of Credit Management Solutions, Inc., a Delaware company, is being filed in order to add an electronic copy of an exhibit previously filed in paper format pursuant to a temporary hardship exemption.

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

(c)	Reports on Form 8-K

None

(d)	Exhibits

3.1	Certificate of Incorporation of the Company*

3.2	Bylaws of the Company*

4.1	Specimen certificate for Common Stock of the Company*

4.2	See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and Bylaws of the Company defining rights of holders of Common Stock of the Company

10.1	Form of Project Commencement Agreement*

10.2	Form of Software License Agreement*

10.3	Form of Software Maintenance Agreement*

10.4	Form of Professional Services Agreement*

10.5	Form of CreditConnection Lender Agreement (for CreditRevue Licensees)*

10.6	Form of CreditConnection Lender Agreement (for non-CreditRevue Licensees)*

10.7	Form of CreditConnection Dealer Subscription Agreement*

10.8.1	Office Building Lease between Symphony Woods Limited Partnership and the Company dated October 29, 1993*

10.8.2	Office Building Lease between Symphony Woods Limited Partnership and the Company dated February 10, 1995*

10.8.3	First Amendment to Lease dated March 29, 1995*

10.8.4	Second Amendment to Lease dated August 12, 1996*

10.8.5	135 National Business Parkway Lease between Constellation Real Esate, Inc. and the Company, dated April 27, 1998***

10.8.6	First Amendment of 135 National Business Parkway Lease, dated December 23, 1998***

10.9	Promissory Note dated December 31, 1995 given by the Company to James R. DeFrancesco*

10.10	Business Loan Agreement between The Columbia Bank and the Company dated June 10, 1994*

10.11	1996 Credit Management Solutions, Inc. Non-Qualified Stock Option Plan*

10.12	1996 Credit Management Solutions, Inc. Employee Stock Purchase Plan*

10.13	1996 Credit Management Solutions, Inc. Long-Term Incentive Plan*

10.14	Form of Tax Indemnification Agreement*

10.15	1996 Credit Management Solutions, Inc. Non-Qualified Stock Option Plan

10.16	1997 Credit Management Solutions, Inc. Stock Incentive Plan**

23	Consent of Independent Auditors

27	Financial Data Schedule

______________
*	Incorporated by reference to the Exhibits filed with the Company’s Registration Statement on Form S-1, File No. 333-14007.

**	Incorporated by reference to the Company’s 1997 Proxy Statement, file no. 000-21735

***	Filed herewith pursuant to Rule 201 of Regulation S-T.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Credit Management Solutions, Inc.

By:	/s/ Scott L. Freiman —————————— Scott L. Freiman President and Chief Executive Officer (Principal Executive Officer)	April 7, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ John J. McDonnell, Jr. —————————— John J. McDonnell, Jr. Chairman of the Board of Directors	April 7, 2000

By:	/s/ Scott L. Freiman —————————— Scott L. Freiman President, Chief Executive Officer and Director (Principal Executive Officer)	April 7, 2000

By:	/s/ Miles H. Grody —————————— Miles H. Grody Senior Vice President and Director	April 7, 2000

By:	/s/ Robert P. Vollono —————————— Robert P. Vollono Senior Vice President, Treasurer, Chief Financial Officer and Director (Principal Financial and Accounting Officer)	April 7, 2000

By:	/s/ Stephen X. Graham —————————— Stephen X. Graham Director	April 7, 2000

By:	/s/ James R. DeFrancesco —————————— James R. DeFrancesco Director	April 7, 2000