Form 10-K/A
period 1999-12-31
CREDIT MANAGEMENT SOLUTIONS INC
filed 2000-05-01
CIK 1024339

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K/A

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 1999 or

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to______________________

Commission	file number 000-21735

CREDIT MANAGEMENT SOLUTIONS, INC. (Exact name of registrant as specified in its charter)

Delaware	52-1549401
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

135 National Business Parkway
Annapolis Junction, MD	20701
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code    (301) 362-6000

Securities registered pursuant to Section 12(b) of the Act:    None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value
(Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes |_| No

     Indicated by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

     While it is difficult to determine the number of shares owned by non-affiliates, the registrant estimates that the aggregate market value of outstanding Common Stock on March 23, 2000 (based upon the average bid and asked prices of such Common Stock on the Nasdaq National Market on March 23, 2000) held by non-affiliates was approximately $34.1 million. For this computation, the registrant has excluded the market value of all shares of its Common Stock reported as beneficially owned by officers, directors and certain significant shareholders of the registrant. Such exclusion shall not be deemed to constitute an admission that any such stockholder is an affiliate of the registrant.

     The undersigned registrant hereby amends and restates the information required by Part III (Items 10, 11, 12 and 13) of the previously filed Annual Report on Form 10-K for the year ended December 31, 1999.

PART III

Item 10. Directors and Executive Officers of the Registrant.

     The directors and executive officers of the Company, their ages and their positions with the Company are as follows:

NAME	AGE	POSITION
Scott L. Freiman	37	President, Chief Executive Officer and Director
Miles H. Grody	43	Senior Vice President and Director; President and Chief Executive Officer of CMSI
		Systems, Inc.
Howard L. Tischler	46	Senior Vice President; President and Chief Executive Officer of Credit
		Online, Inc.
Robert P. Vollono	51	Senior Vice President, Chief Financial Officer and Director
John J. McDonnell, Jr	62	Chairman of the Board of Directors
James R. DeFrancesco	51	Director
Stephen X. Graham	47	Director

     Scott L. Freiman, a co-founder of the Company, has served as the Company’s President and Chief Executive Officer since September 1999, and as a director since 1987. Mr. Freiman served as Executive Vice President of the Company from 1987 to September 1999. From 1985 to 1987, Mr. Freiman served as Technology Director of American Financial Corporation, an automobile finance/leasing company, where he worked with Mr. DeFrancesco to develop the Company’s credit origination software. Prior to 1985, Mr. Freiman served as a development engineer for IBM and AT&T Bell Laboratories.

     Miles H. Grody has served as the Company’s Senior Vice President since June 1995, and President and Chief Executive Officer of the Company’s subsidiary, CMSI Systems, Inc., since February 2000. Mr. Grody served as the Company’s Senior Vice President and General Manager of the Company’s Credit Decisioning Systems division (predecessor to CMSI Systems, Inc.) from November 1998 to February 2000. From June 1995 to November 1998, Mr. Grody served as the Company’s Secretary and General Counsel. He has been a director since October 1996. From January 1993 to June 1995, Mr. Grody served as Chief Operating Officer of Tomahawk II, Inc., a document imaging and conversion service company. From January 1992 to January 1993, Mr. Grody was a partner in the law firm of Rowan & Grody, P.C. From 1988 to January 1992, Mr. Grody served as Corporate Counsel for Perot Systems Corporation.

     Howard L. Tischler has served since February 2000 as the Company’s Senior Vice President and as President and Chief Executive Officer of the Companys’ subsidiary, Credit Online, Inc. From November 1999 to February 2000, Mr. Tischler served as General Manager of the Company’s e-Commerce division, predecessor to Credit Online, Inc. From 1995 to 1999, Mr. Tischler was President of SunGard Healthcare, a wholly owned subsidiary of SunGard Data Systems, Inc. Mr. Tischler was President of the Healthcare Systems Group of Intelus Corporation from 1993 until the acquisition of Intelus by SunGard Data Systems in 1995. From 1986 to 1993, Mr. Tischler served as Executive Vice President and Vice President, Operations, for Intelus Corporation.

     Robert P. Vollono has served as the Company’s Senior Vice President and Chief Financial Officer since April 1995, and as the Company’s Treasurer and a director since October 1996. Since February 1999, Mr. Vollono has served as Chief Financial Officer of CMSI Systems, Inc. and Credit Online, Inc. From 1988 to April 1995, Mr. Vollono served as Vice President and Chief Financial Officer of Carey International, Inc., a transportation services company. From 1986 to 1988, Mr. Vollono served as Vice President and Chief Financial Officer of Commercial Office Environments, Inc.

     John J. McDonnell, Jr. has served as a director since November 1996, and as Chairman of the Board since September 1999. Mr. McDonnell has served as President and Chief Executive Officer of Paylinx Corporation, a leading provider of internet payment solutions, since February 2000. Mr. McDonnell served as President, Chief Executive Officer and a director of Transaction Network System, Inc., a nationwide communications network company specializing in transaction-oriented data services from 1990 until its acquisition by PSInet, Inc. in November 1999. From 1987 to 1989, Mr. McDonnell served as President and Chief Executive Officer of Digital Radio Network, Inc., a local access carrier for point-of-sale transactions. Mr. McDonnell has previously served as Group Vice President for the Information Technologies and Telecommunications Group of the Electronic Industries Association (EIA); Vice President, International Operations and Vice President, Sales, for Tymnet, Inc. with the responsibility for both private network sales and public services; and Director of Technology and Telecommunications for the National Commission on Electronic Funds Transfer. Mr. McDonnell was one of the founding members and is currently Chairman of the Executive Committee of the Board of Directors of the Electronics Funds Transfer Association. Mr. McDonnell currently serves on the Board of Directors of Intelidata Data Technologies Corp., a publicly-traded software company.

     James R. DeFrancesco, a co-founder of the Company, has served as a director of the Company since 1987. Mr. DeFrancesco served as the Company’s Chief Executive Officer from 1987 to May 1999, as Chairman of the Board of Directors from 1987 to September 1999 and as President from 1987 to 1998. Since 1989, Mr. DeFrancesco has served as the President of Businessliner, Inc., a company which leases an airplane to the Company for business travel. From August 1997 to May 1999, Mr. DeFrancesco served as a Vice President of D & R Investments, L.L.C., a company that leased an airplane to the Company for business travel during that period. From 1987 to 1992, Mr. DeFrancesco served as President of Perpetual Leasing Services, Inc., the automobile leasing subsidiary of Perpetual Savings Bank, FSB. From 1976 to 1987, Mr. DeFrancesco founded and served as President and Chief Executive Officer of American Financial Corporation, an automobile finance/leasing company.

     Stephen X. Graham, age 47, has served as a director since October 1996. Since 1998, he has been the President and Chief Executive Officer of Cross Hill Financial Group, Inc., a private investment banking firm. From 1982 to 1988 Mr. Graham was a Vice President of Kidder, Peabody & Co.

Section 16(a) Beneficial Ownership Reporting Compliance

     Under the securities laws of the United States, the Company’s directors and executive officers, and any persons holding more than ten percent of the Company’s Common Stock, are required to report their ownership of the Company’s Common Stock and any changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and the Company is required to report in this Annual Report any failure to file by these dates during 1999. Based solely on its review of such reports received by it from such persons for their 1999 transactions, the Company believes that all directors, executive officers and beneficial owners of more than ten percent of the Company’s Common Stock were in compliance with all such filing requirements, except for the following: (i) Mr. McDonnell failed to timely report two purchases of Common Stock in November 1999, (ii) Mr. DeFrancesco failed to timely report two sales of Common Stock in November and December 1999, (iii) Mr. Freiman failed to timely report one sale of Common Stock in November 1999 and (iv) Mr. Vollono failed to timely report one sale of common stock in September 1999.

Item 11. Executive Compensation.

Summary Compensation Table

     The following table provides certain summary information concerning the compensation earned by each person who served as the Company’s Chief Executive Officer during the fiscal year ended December 31, 1999, and by each of the four other most highly compensated executive officers of the Company whose salary and bonus for such fiscal year was in excess of $100,000, for services rendered in all capacities to the Company and its subsidiaries for the fiscal years ended December 31, 1997, 1998 and 1999. The listed individuals shall be hereinafter referred to as the “Named Executive Officers”.

	Annual Compensation			Long-Term Compensation
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Other annual Compensation ($) (1)	Securities Underlying Options (#)(2)	All Other Compensation ($)(3)

Scott L. Freiman	1999	189,070	—	—	24,000	6,000
Chief Executive Officer	1998	192,923	—	—	—	6,000
and President	1997	169,654	—	—	—	5,500

James R. DeFrancesco	1999	185,787	—	—	—	6,000
Chief Executive Officer(4)	1998	192,923	—	—	—	6,000
	1997	169,654	—	—	—	6,000

Peter M. Leger	1999	206,721	—	—	—	7,200
Chief Executive	1998	55,285	150,000	—	—	2,400
Officer(5)	1997	—	—	—	—	—

Robert P. Vollono	1999	155,968	—	—	24,000	—
Senior Vice President,	1998	159,769	—	—	—	—
Treasurer and	1997	133,731	—	—	—	—
Chief Financial Officer; Chief Financial Officer, CMSI Systems, Inc. and Credit Online, Inc.

Miles H. Grody	1999	157,220	—	—	24,000	—
Senior Vice President;	1998	158,654	—	—	—	—
President and Chief Executive	1997	133,731	—	—	—	—
Officer of CMSI Systems, Inc.

__________
(1)	Other compensation in the form of perquisites and other personal benefits has been omitted as the aggregate amount of such perquisites and other personal benefits constituted the lesser of $50,000 or 10% of the total annual salary and bonus for the executive officer for such year.

(2)	The Company did not grant any stock appreciation rights or make any long-term incentive plan payments to any Named Executive Officer in 1999, 1998 or 1997.

(3)	Consists of an automobile allowance.

(4)	Mr. DeFrancesco resigned his position in May 1999.

(5)	Mr. Leger served as Chief Executive Officer from May 1999 to September 1999.

Option Grants in Last Fiscal Year

     The following table provides information with respect to the stock option grants made during the last fiscal year to the Named Executive Officers. All grants were made under the Company’s 1997 Stock Incentive Plan. No stock appreciation rights were granted during 1999.

						Potential Realizable Value at Assumed Rate of Stock Price Appreciation of Option Term (1)

Name	Name of Securities Underlying Options Granted		% of Total Options Granted to Employees in Fiscal Year	Exercise Price ($/Share)	Expiration Date	5%	10%

Scott L. Freiman	24,000	(2)	2.94	4.538	11/11/09	177,406	282,490

James R. DeFrancesco	—		—	—	—	—	—

Peter M. Leger	—		—	—	—	—	—

Robert P. Vollono	24,000	(2)	2.94	4.125	11/11/09	161,261	256,781

Miles H. Grody	24,000	(2)	2.94	4.125	11/11/09	161,261	256,781

__________

(1)	There can be no assurance provided to any executive officer or other holder of the Company’s securities that the actual stock price appreciation over the ten-year option term will be at the assumed 5% or 10% levels or at any other defined level. Unless the market price of the Common Stock appreciates over the option term, no value will be realized from those option grants which were made to the Named Executive Officers with an exercise price equal to (or in the case of Scott Freiman, greater than) the fair market value of the option shares on the grant date.

(2)	These options were granted on November 11, 1999, and vest in four equal installments on each of the first, second, third and fourth annual anniversaries of the grant date.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

     The following table sets forth certain information with respect to the Named Executive Officers regarding stock option holdings as of December 31, 1999. No stock options were exercised by any named Executive Officer during 1999. No stock appreciation rights were exercised by any Named Executive Officer during 1999 and no stock appreciation rights were outstanding as of December 31, 1999.

	Number of Securities Underlying Unexercised Options at Fiscal Year-End (#)		Value of Unexercised In-The-Money Options at fiscal Year-End ($)(1)

Name	Exercisable	Unexercisable	Exercisable	Unexercisable

Scott L. Freiman	—	24,000	—	95,088

James R. DeFrancesco	—	—	—	—

Peter M. Leger	—	—	—	—

Robert P. Vollono	304,784	105,196	1,066,744	389,186

Miles H. Grody	304,784	105,196	1,066,744	389,186

__________
(1)	Amounts calculated by subtracting the exercise price of the options from the market value of the underlying Common Stock using the closing selling price as reported on the Nasdaq National Market of $8.50 per share of Common Stock on December 31, 1999.

Compensation of Directors

     Cash Compensation. Employee directors do not currently receive a fee for attending Board of Directors or committee meetings, but are reimbursed for ordinary and necessary travel expenses related to such director’s attendance at Board of Directors and committee meetings. Each non-employee director is paid $2,000 for each meeting of the Board of Directors or any committee thereof attended. Commencing in January 2000, each of Stephen Graham and John McDonnell were granted annual retainers of $24,000. Both Messrs. Graham and McDonnell have elected to apply 100% of their annual retainer fee to the acquisition of a special stock option grant pursuant to the Director Fee Option Grant Program under the Company’s 1997 Stock Incentive Plan.

     Stock Option Grant. Pursuant to the Company’s 1997 Stock Incentive Plan, each non-employee director is automatically granted a non-qualified stock option to purchase 5,000 shares of Common Stock upon such director’s initial election to the Board of Directors and on each anniversary of such election while still serving on the Board of Directors. Such options vest 50% six months from the date of grant and 50% one year from the date of grant. Directors who are employees of the Company do not receive any compensation as directors of the Company beyond that paid to them on account of their services as employees of the Company. On January 3, 1999, Messrs Graham and McDonnell were each granted options to buy 5,000 shares of the Company’s Common Stock at an option price of $7.625 per share. These options vest 50% six months from date of grant and 50% one year from the date of grant.

Employment Contracts, Termination of Employment and Change in Control Arrangements

     In April 2000, the Company entered into employment agreements with each of Scott Freiman and Robert Vollono, pursuant to which they are employed as President and Chief Executive Officer and Chief Financial Officer, respectively, of the Company. The agreements provide for the payment of a minimum annual salary of $220,000 to Mr. Freiman and $175,000 to Mr. Vollono, subject to increase at the discretion of the Company. Both agreements provide for the payment of bonuses in the Company’s sole discretion, based upon criteria determined by the Company. In addition, under each agreement the applicable executive is entitled to participate in all employee benefit plans provided by the Company from time to time, to receive 184 hours of paid leave per year of employment (two-thirds of which is considered to be vacation time), to be provided term life insurance with benefits equal to the executive’s annual salary (up to a maximum of $400,000), a monthly automobile allowance of $500, and reimbursement for all reasonable out-of-pocket expenses. If at any time the executive’s employment under the agreement is terminated by the Company for any reason other than for cause or the executive resigns for good reason, then such executive will become entitled to the following severance benefits: (i) continued payment of his full salary for six months, (ii) continued medical, life and disability coverage for a period of six months, and (iii) immediate vesting of all of his outstanding stock options. If such termination or resignation occurs within 18 months after a change in control of the Company or an affiliate of the Company which employs the executive, whether by merger, asset sale, tender or exchange offer for more than 50% of the outstanding voting securities of the Company or such affiliate, adoption by the Board (or the board of directors of such affiliate) of a plan of liquidation or a change in the majority of the Board (or the board of directors of such affiliate) by one or more contested elections, then the executive would instead become entitled to the following: (i) a lump sum payment equal to 2.99 times his average annual cash compensation during the previous five years (or such shorter period as he shall have been employed by the Company), (ii) upon his surrender of all rights to vested and unvested stock options granted to him by the Company, a lump sum payment equal to the difference between the exercise price of such options and the greater of the fair market value of the Common Stock on the date of the termination or the highest effective price paid for the Common Stock by any acquirer in connection with the change in control, (iii) continued medical, life and disability coverage for 12 months (or until he receives comparable coverage from a new employer, if sooner), and (iv) immediate vesting of all accrued retirement and deferred compensation plans. The Company’s obligation to provide any such severance benefits is contingent upon the executive executing and delivering to the Company a general release of all claims against the Company. The term “cause” is defined under the agreements to include continued failure by the executive to perform his duties, conviction of a felony, willful or reckless misconduct which is injurious to the Company or any affiliate or the commission of fraud or malfeasance. The term “good reason” is defined to include a reduction in annual salary, the Company’s failure to provide fringe benefits comparable to those offered to other executives, the failure of any successor to the Company to assume the Company’s obligations under the employment agreements or a relocation of the executive’s worksite to a location which increases the distance from his home to his worksite by more than 50 miles.

     The Company had been a party to an employment agreement with Peter Leger dated October 1998. Such agreement terminated upon Mr. Leger’s resignation as an executive officer of the Company in September 1999.

     The Company does not have any existing employment agreements with any other executive officer named in the Summary Compensation Table. The Company expects to enter into an employment agreement with Miles Grody and Howard Tischler containing terms and conditions substantially similar to those described above.

     Following James DeFrancesco’s resignation from his position as Chief Executive Officer of the Company in May 1999, the Company continued to pay Mr. DeFrancesco his salary, and to provide his employment benefits, through December 31, 1999, as severance benefits. Mr. DeFrancesco continued to consult with and otherwise assist the Company during that period with respect to strategic planning, transactions and relationships and certain other matters. Effective as of January 1, 2000, the Company entered into a consulting arrangement with Mr. DeFrancesco, pursuant to which Mr. DeFrancesco was retained as a consultant, on an independent contractor basis, to continue to provide such services through December 31, 2000, for an annual fee of $213,200, payable bi-weekly. The consulting arrangement may be extended thereafter upon mutual written agreement of the parties. The Company expects to enter into a written consulting agreement with Mr. DeFrancesco to formalize such terms in the near future.

     The Compensation Committee of the Board of Directors, as Plan Administrator of the Company’s 1997 Stock Incentive Plan, has the authority to provide for accelerated vesting of the shares of Common Stock subject to any outstanding options held by the Chief Executive Officer or any other executive officer or any unvested share issuances actually held by such individual, in connection with certain changes in control of the Company or the subsequent termination of the officer’s employment following the change in control event.

Compensation Committee Interlocks and Insider Participation

     John J. McDonnell, Jr. and Stephen X. Graham served as members of the Company’s compensation committee during 1999. Neither Mr. McDonnell nor Mr. Graham has been an officer or employee of the Company at any time. Mr. Graham is President and Chief Executive officer of Cross Hill Financial Group, Inc. In connection with the Company’s initial public offering of securities and other matters, the Company paid Cross Hill Financial Group, Inc., financial advisory fees in an aggregate amount equal to $62,345 in 1999. The Company also agreed to indemnify Cross Hill Financial Group, Inc. against certain liabilities resulting from the performance of its duties as financial advisor, subject to certain limitations.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth certain information regarding beneficial ownership of the Company’s Common Stock as of Apri1 21, 2000 by (i) each stockholder known to the Company to beneficially own more than five percent of the outstanding shares of Common Stock, (ii) each director and nominee for director, (iii) each of the Named Executive Officers and (iv) all current executive officers and directors as a group. Unless otherwise indicated, the mailing addres of each beneficial owner listed is 135 National Business Parkway, Annapolis Junction, Maryland 20701.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned (1)	Percentage of Shares Outstanding (1) (2)

James R. DeFrancesco	2,926,396	37.4

Scott L. Freiman(3)	1,396,160	17.9

Cumberland Associates LLC(4)	708,594	9.1

Dolphin Offshore Partners, L.P.(5)	643,659	8.2

Jon D. Gruber(6)	488,400	6.2

J. Patterson McBaine(6)	462,000	5.9

Eric B. Swergold(6)	433,000	5.5

Gruber & McBaine Capital Management, LLC(6)	429,000	5.5

Thomas O. Lloyd-Butler(6)	429,000	5.5

Miles H. Grody(7)	304,784	3.9

Robert P. Vollono(8)	304,809	3.9

Stephen X. Graham(9)	15,000	0.2

John J. McDonnell, Jr.(10)	240,400	3.1

Peter M. Leger	—

All current executive officers and directors as a group (6
persons)(12)	5,187,549	66.3

•	Represents beneficial ownership of less than one percent of the Common Stock.

(1)	Gives effect to the shares of Common Stock issuable within 60 days of April 21, 2000 upon the exercise of all options and other rights beneficially owned by the indicated stockholders on that date. Unless otherwise indicated, the persons named in the table have sole voting and sole investment control with respect to all shares beneficially owned. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to shares.

(2)	Percent ownership is based upon 7,819,407 shares of Common Stock issued and outstanding as of April 21, 2000.

(3)	Includes an aggregate of 69,476 shares held by Mr. Freiman’s spouse and children.

(4)	Pursuant to a Schedule 13G filed February 14, 2000 with the Securities and Exchange Commission, Cumberland Associates LLC reported that as of that date it had sole voting power and sole dispositive power with respect to 632,800 of the shares and shared voting and dispositive power with respect to the remaining 68,800 shares. Cumberland Associates LLC’s mailing address is 1114 Avenue of the Americas, New York, New York 10036.

(5)	Pursuant to a Schedule 13D filed on February 10, 2000 with the Securities and Exchange Commission, Peter E. Salas, as general partner of Dolphin Offshore Partners, L.P. (“DOP”), reported that as of that date he, as general partner of DOP, had sole voting and dispositive power with respect to all 643,659 shares. Mr. Salas’s mailing address is c/o Dolphin Asset Management, 129 East 17th Street, New York, New York 10003.

(6)	Pursuant to a Schedule 13D filed on February 10, 2000 with the Securities and Exchange Commission, Gruber & McBaine Capital Management, L.L.C. (“G&MCM”) reported that as of December 7, 1999 it shared voting and dispositive power with respect to the 429,000 shares beneficially owned by it. Jon D. Gruber (“Gruber”) and J. Patterson McBaine (“McBaine”), as managers of G&MCM,reported that they shared voting and dispositive powers with respect to the same 429,000 shares. In addition, Gruber reported having sole voting and dispositive power with respect to an additional 59,400 shares and McBaine reported having sole voting and dispositive power with respect to an additional 33,000 shares. Thomas Lloyd-Butler and Eric B. Swergold (“Swergold”), members of G& CMC, reported having shared voting and dispositive power with respect to the 429,000 shares. In addition, Swergold reported having sole voting and dispositive power with respect to an additional 4,000 shares. The mailing address of each of G & McM, Gruber, McBaine, Thomas Lloyd-Butler and Swergold is 50 Osgood Place, Penthouse, San Francisco, California 94133

(7)	Consists of 304,784 shares of Common Stock issuable upon exercise of a stock option.

(8)	Includes 25 shares held by Mr. Vollono’s spouse and 324,784 shares of Common Stock issuable upon exercise of a stock option.

(9)	Consists of 15,000 shares of Common Stock issuable upon exercise of stock options.

(10)	Includes 15,000 shares of Common Stock issuable upon exercise of stock options.

(11)	Mr. Leger’s mailing address is c/o APAC Customer Services, Inc., One Parkway North Center, Deerfield, Illinois 60015

(12)	See Notes (3) and (7) through (10).

Item 13. Certain Relationships And Related Transactions.

     James R. DeFrancesco owns 50% of the outstanding stock, and is the President, of Business Liner, Inc. and 50% of the outstanding stock, and is the Vice President, of D&R Investments, L.L.C. These companies lease airplanes to the Company for business travel. The Company pays an hourly fee for its use of each airplane and a portion of the monthly cost of maintaining the airplane. The Company believes that the amounts paid for the leases of the airplanes are comparable to the amounts the Company would have otherwise paid for comparable services from unaffiliated parties. For the fiscal year ended December 31, 1999, the Company paid Business Liner, Inc. $45,781 and D&R Investments, L.L.C. $ 24,200 under this leasing arrangement.

     Stephen X. Graham is President and Chief Executive Officer of Cross Hill Financial Group, Inc. In connection with the Company’s initial public offering of securities and other matters, the Company paid Cross Hill Financial Group, Inc. financial advisory fees in an aggregate amount equal to $62,345 in 1999. The Company also agreed to indemnify Cross Hill Financial Group, Inc. against certain liabilities resulting from the performance of its duties as financial advisor, subject to certain limitations.

     In addition, the information set forth under “Employment Contracts, Termination of Employment and Change in Control Arrangements” in Item 11 of this Annual Report is incorporated herein by reference.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Credit Management Systems, Inc.

By:	/s/ Scott Freiman	May 1, 2000
Scott L. Freiman
President and Chief Executive Officer
(Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ John J. McDonnell, Jr.
	John J. McDonnell, Jr.	May 1, 2000
Chairman of the Board of Directors

By:	/s/ Scott L. Freiman	May 1, 2000
Scott L. Freiman
President, Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Miles H. Grody	May 1, 2000
Miles H. Grody
Senior Vice President and Director

By:	/s/ Robert P. Vollono	May 1, 2000
Robert P. Vollono
Senior Vice President, Treasurer,
Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

By:	/s/ Stephen X. Graham	May 1, 2000
Stephen X. Graham
Director

By:	/s/ James R. DeFrancesco	May 1, 2000
James R. DeFrancesco
Director