Form 10-Q
period 2000-03-31
CREDIT MANAGEMENT SOLUTIONS INC
filed 2000-05-17
CIK 1024339

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to ______________


                        Commission file number 000-21735

                        CREDIT MANAGEMENT SOLUTIONS, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                    52-1549401
      (State or other jurisdiction of            (I.R.S. Employer
       incorporation or organization)            Identification No.)

135 National Business Parkway, Annapolis Junction, MD                      20701
 (Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code (301) 362-6000

     FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST REPORT.

     Indicate by check _ whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,820,598 shares of the Company's Common Stock, $.01 par value, were outstanding as of May 10, 2000.

                        CREDIT MANAGEMENT SOLUTIONS, INC.
                        Index to March 31, 2000 Form 10-Q

                                                                           Page
                                                                           ----
                         Part I -- Financial Information

Item 1. Financial Statements (unaudited)

        Consolidated Balance Sheets -- March 31, 2000 and December           3
        31, 1999

        Consolidated Statements of Operations -- Three Months Ended
        March 31, 2000 and 1999                                              4

        Consolidated Statements of Cash Flows -- Three Months Ended
        March 31, 2000 and 1999                                              5

        Notes to Consolidated Financial Statements                           6

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations                        7

                         Part II -- Other Information

Item 1. Legal Proceedings                                                    17

Item 2. Changes in Securities                                                17

Item 3. Defaults upon Senior Securities                                      17

Item 4. Submission of Matters to a Vote of Security Holders                  17

Item 5. Other Information                                                    17

Item 6. Exhibits and Reports on Form 8-K                                     17

        Signatures                                                           19

Item I. FINANCIAL STATEMENTS

                Credit Management Solutions, Inc. and Subsidiary
                           Consolidated Balance Sheets

                                                                       March 31,     December 31,
                                                                         2000           1999
                                                                     ------------    ------------
                                                                      (unaudited)
                                     Assets
Current assets:
   Cash and cash equivalents                                         $  3,253,187    $  3,594,328
   Investments available-for-sale                                       2,316,957       1,316,470
   Accounts receivable, net of allowance of $311,583
     in 2000 and 1999                                                   5,482,747       5,724,256
   Costs and estimated earnings in excess of
     billings on uncompleted contracts                                     55,159           5,891
   Prepaid expenses and other current assets                              412,066         474,725
                                                                     ------------    ------------

Total current assets                                                   11,520,116      11,115,670

Property and equipment:
   Computer equipment and software                                      5,485,919       5,234,084
   Office furniture and equipment                                       1,221,260       1,458,793
   Leasehold improvements                                               2,775,460       2,769,926
                                                                     ------------    ------------
                                                                        9,482,639       9,462,803
   Accumulated depreciation and amortization                           (3,362,436)     (3,065,136)
                                                                     ------------    ------------
                                                                        6,120,203       6,397,667
   Software development costs, net of accumulated amortization
     of $359,165 in 2000 and 1999                                       2,312,020       1,932,867
   Other non current assets                                                33,239          46,386
                                                                     ------------    ------------

Total assets                                                         $ 19,985,578    $ 19,492,590
                                                                     ============    ============

Liabilities and Shareholders' Equity

Current liabilities:
   Accounts payable                                                  $  2,002,520       2,163,044
   Accrued payroll and related expenses                                   876,589         722,389
   Billings in excess of costs and estimated
     earnings on uncompleted contracts                                    714,265         101,046
   Deferred revenue                                                     2,634,573       2,920,904
   Current portion of deferred tenant allowance                           144,866         144,866
   Short-term borrowings                                                  798,000         798,000
   Current portion of long-term debt and capital lease obligations          9,286          25,402
Total current liabilities                                               7,180,099       6,875,651

    Deferred tenant allowance, less current portion                     1,104,602       1,140,818
                                                                     ------------    ------------
Total liabilities                                                       8,284,701       8,016,469

Shareholders' equity:
   Preferred stock, $.01 par value; 1,000,000 shares authorized;
     no shares issued or outstanding                                           --              --
   Common stock, $.01 par value; 40,000,000 shares authorized;
     7,816,949 and 7,689,570 shares issued and outstanding at
     March 31, 2000 and December 31, 1999, respectively                    78,169          76,896
   Additional paid-in capital                                          27,733,329      27,034,049
   Accumulated deficit                                                (16,110,621)    (15,634,824)
                                                                     ------------    ------------
Total shareholders' equity                                             11,700,877      11,476,121
                                                                     ------------    ------------
Total liabilities and shareholders' equity                           $ 19,985,578    $ 19,492,590
                                                                     ============    ============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                CREDIT MANAGEMENT SOLUTIONS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    Three Months Ended March 31,
                                                       2000            1999
                                                    -----------    -----------
                                                    (Unaudited)    (Unaudited)
Revenues:
  License and software development fees             $ 2,602,235    $ 3,553,099
  Maintenance fees                                    1,487,314      1,191,197
  Computer hardware sales                                49,003        778,827
  Service bureau revenues                             1,058,861        608,608
                                                    -----------    -----------
                                                      5,197,413      6,131,731
                                                    -----------    -----------

Costs of revenues:
  Cost of license and software development fees       1,391,528      1,704,541
  Cost of maintenance fees                              289,897        270,480
  Cost of computer hardware sales                        84,136        784,840
  Cost of service bureau                              1,026,956        736,467
                                                    -----------    -----------
                                                      2,792,517      3,496,328
                                                    -----------    -----------
Gross profit                                          2,404,896      2,635,403

Other Operating Expenses:
  Selling, general and administrative expenses        2,684,857      2,969,572
  Research and development costs                        237,079        356,823
                                                    -----------    -----------
                                                      2,921,936      3,326,395
                                                    -----------    -----------
Loss from operation                                    (517,040)      (690,992)

Other income (expense):
  Interest expense                                      (22,785)        (9,732)
  Interest income                                        64,028         55,119
                                                    -----------    -----------
                                                         41,243         45,387
                                                    -----------    -----------

Net loss                                            $  (475,797)   $  (645,605)
                                                    ===========    ===========

Basic and diluted loss per common share             $     (0.06)   $     (0.08)
                                                    ===========    ===========
Weighted average shares used in computation           7,729,142      7,654,291
                                                    ===========    ===========


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                CREDIT MANAGEMENT SOLUTIONS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           THREE MONTHS ENDED MARCH 31,
                                                                2000           1999
                                                           ------------    ------------
                                                           (UNAUDITED)      (UNAUDITED)
OPERATING ACTIVITIES:
Net loss                                                   $   (475,797)   $   (645,605)
ADJUSTMENTS:
      Depreciation                                              440,273         458,232
      Amortization of software development costs                     --          29,930
      Amortization of deferred tenant allowance                 (36,216)             --
      Gain on disposal of property and equipment                 80,494          15,937
      Other lease obligations                                        --         (95,780)

CHANGES IN OPERATING ASSETS AND LIABILITIES:
      Accounts receivable, net                                  241,509         120,471
      Prepaid expenses and other current assets                  62,659        (381,926)
      Accounts payable                                         (160,524)     (1,458,495)
      Accrued payroll and related expenses                      154,200         401,501
      Net billings in excess of costs and estimated
        gross profit on uncompleted contracts                   563,951        (576,429)
      Deferred revenue                                         (286,331)       (627,667)
                                                           ------------    ------------
NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES                584,218      (2,759,831)

INVESTING ACTIVITIES:
      Purchase of investments available-for-sale             (5,572,969)     (8,823,470)
      Sale of investments available-for-sale                  4,572,482      13,485,998
      Proceeds from sale of property and equipment                3,175             533
      Purchase of property and equipment                       (246,478)       (479,994)
      Capitalized software development costs                   (379,153)       (522,405)
      Change in other assets                                     13,147            (893)
                                                           ------------    ------------
NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES             (1,609,796)      3,659,769

FINANCING ACTIVITIES:
      Payments under capital lease obligations and short
term borrowings                                                 (16,116)        (16,790)
      Proceeds from exercise of stock options                   691,049              --
      Proceeds from issuance of common stock                      9,504          19,459
                                                           ------------    ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                       684,437           2,669
                                                           ------------    ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                        (341,141)        902,607

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              3,594,328       3,090,565
                                                           ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $  3,253,187    $  3,993,172
                                                           ============    ============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                CREDIT MANAGEMENT SOLUTIONS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereof included in the Company's annual report on Form 10-K, for the year ended December 31, 1999. Certain amounts in the 1999 consolidated financial statements have been reclassified to conform to the 2000 presentation.

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

At March 31, 2000, available-for-sale securities consisted of municipal, corporate and government agency obligations, the cost of which approximates fair value. The Company has not had significant realized or unrealized gains or losses on its investments during the periods presented. These investments are classified as current as all maturities are less than one year.

NOTE 4. LOSS PER SHARE

The following table summarizes the computations of basic and diluted loss per share:

                                                  THREE MONTHS ENDED MARCH 31
                                                      2000           1999
                                                  ------------   ------------

     Numerator:
     Net loss                                     $  (475,797)   $  (645,605)
                                                  ===========    ===========
     Denominator:
     Weighted-average shares                        7,729,142      7,654,291
                                                  ===========    ===========

     Basic and diluted loss per common share      $     (0.06)   $     (0.08)
                                                  ===========    ===========


Dilutive loss per common share is equal to basic loss per common share because if potentially dilutive securities were included in the computations, the results would be anti-dilutive.

NOTE 5. COST AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Uncompleted contracts consist of the following components:

                                                          BALANCE SHEET CAPTION
                                               ------------------------------------------------------------
                                               COSTS AND ESTIMATED    BILLINGS IN EXCESS
                                                    EARNINGS IN          OF COSTS AND
                                               EXCESS OF BILLINGS     ESTIMATED EARNINGS            TOTAL
                                               ------------------------------------------------------------
     December 31, 1999:
           Cost and estimated earnings            $   169,923            $   261,742            $   431,665
           Billings                                   164,032                362,788                526,820
                                                  -----------            -----------            -----------
                                                  $     5,891            $  (101,046)           $   (95,155)
                                                  ===========            ===========            ===========
     March 31, 2000:
           Cost and estimated earnings            $   367,639            $   668,885            $ 1,036,524
           Billings                                   312,480              1,383,150              1,695,630
                                                  -----------            -----------            -----------
                                                  $    55,159            $  (714,265)           $  (659,106)
                                                  ===========            ===========            ===========

All receivables on contracts in progress are expected to be collected within twelve months.

NOTE 6. SEGMENT REPORTING

Segment Reporting

The Company manages its business by focusing on distinct products and services. Previously the Company was organized into three distinct business lines; Credit Decreasing Systems, e-Commerce and Service Bureau Alliances. In February 2000, the Company formed two new wholly-owned subsidiaries; Credit Online Inc. and CMSI Systems Inc. and reorganized its three business lines into these new subsidiaries.

                                        Three months ended March 31, 2000

                    ------------------------ --------------- -------------- ------------
                                               CMSI Systems  Credit Online     Total
                    ------------------------ --------------- -------------- ------------
                    Revenues                   $ 4,281,142    $   916,271   $ 5,197,413
                    ------------------------ --------------- -------------- ------------
                    Segment profit (loss)        1,953,233       (846,206)    1,107,027
                    ------------------------ --------------- -------------- ------------


                                       Three months ended March 31, 1999

                    ------------------------ --------------- -------------- ------------
                                              CMSI Systems    Credit Online     Total
                    ------------------------ --------------- -------------- ------------
                    Revenues                  $ 5,696,783     $   434,948   $ 6,131,731
                    ------------------------ --------------- -------------- ------------
                    Segment profit(loss)        2,374,893      (1,517,435)      857,458
                    ------------------------ --------------- -------------- ------------


A reconciliation of segment profit for all segments to income before income taxes is as follows:

                                           Three months ended March 31,

                    ----------------------------------------- -------------- ------------
                                                                  2000          1999
                                                                  ----          ----
                    ----------------------------------------- -------------- ------------
                    Total segment profit                      $1,107,027     $  857,458
                    ----------------------------------------- -------------- ------------
                    Corporate, general and administrative     (1,183,794)    (1,060,288)
                    expenses
                    ----------------------------------------- -------------- ------------
                    Depreciation and amortization               (440,273)      (488,162)
                    ----------------------------------------- -------------- ------------
                    Net interest income                           41,243         45,387
                    ----------------------------------------- -------------- ------------
                    Loss before income taxes                  $ (475,797)    $ (645,605)
                    ----------------------------------------- -------------- ------------

Substantially all of the revenues and assets or the Company's reportable segments are attributed to or located in the United States.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's interim results of operations and financial condition. This discussion should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. This report contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company. Investors are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements, investors should carefully consider the various factors identified in this Report which could cause actual results to differ materially from those indicated by such forward-looking statements, including the matters set forth in "--Certain Factors That May Affect Future Results, Financial Condition and the Market Price of Securities."

OVERVIEW

The Company was incorporated in 1987 to commercialize an automated credit processing system developed by James R. DeFrancesco, the Company's co-founder, and Scott L. Freiman, the Company's President, Chief Executive Officer and co-founder while they were employed by American Financial Corporation ("AFC"), an automobile finance servicing company owned by Mr. DeFrancesco. AFC was acquired in October 1987 by Perpetual Savings Bank, FSB. Mr. DeFrancesco and Mr. Freiman retained ownership of AFC's credit processing software which formed the basis for CreditRevue. CreditRevue was initially released in 1988. Since its initial release, the Company has continually enhanced CreditRevue in response to the needs of its customers. CreditConnection became commercially available in July 1996. The Dun & Bradstreet OneScore product was commercially released in October 1997. The CreditRevue Service Bureau was introduced in January 1998. The Company's original strategy was to enter into marketing alliances with established service bureau providers whereby such providers would re-market CreditRevue Service Bureau to their clients on a transaction fee basis. The Company is considering changing its strategy to focus on an application service provider (ASP) or other service bureau models built around it's eValuate product and an enhanced CreditRevue product offering. New licenses for the original CreditRevue Service Bureau would no longer be offered. Dun & Bradstreet Portfolio Monitoring was introduced in June 1998 and the CreditOnline network, was announced in February, 1999. In March 1999, the Company announced CreditRevue Maestro, an automated analysis engine for evaluating and decisioning consumer and small business credit applications. During 1999, the CreditRevue Maestro product was renamed eValuate. The Company currently expects eValuate to be released in the second quarter of 2000.

     In February 2000, the Company announced the formation of two new wholly-owned subsidiaries: Credit Online, Inc. and CMSI Systems, Inc. Credit Online, Inc., focusing on the Company's e-commerce strategy, will expand and enrich the Company's offerings in online lending for the automotive industry. Credit Online, Inc. also may leverage investments made in infrastructure to expand into additional vertical markets in the business-to-business Internet credit arena. CMSI Systems, Inc. will continue to provide the Company's line of licensed credit management software solutions, including CreditRevue.

License fees for CreditRevue are recognized based on a percentage-of-completion method, measured generally on a cost-incurred basis. The Company typically charges a nonrefundable fee of 25% of the preliminary estimate of the total license fee to develop an analysis of the customer's credit operations and a plan for the configuration and implementation of CreditRevue according to the customer's requirements. Costs consist primarily of direct labor, temporary contract labor and office space. Contracts in progress are reviewed periodically, and revenues and earnings are adjusted based on revisions in contract value and estimated time to completion. The Company recognizes revenue for maintenance fees pro rata over the term of the related agreement, which is generally one year. Maintenance fees received in advance of revenue recognition are included in deferred revenue. In addition, as a convenience to its customers, the Company offers third-party computer hardware through various reseller arrangements. However, neither third-party hardware nor third-party software sales are a focus of the Company's overall marketing strategy. For the three months ended March 31, 2000, revenues from third-party hardware and software sales accounted for 1.0% and 1.8% of total revenues, respectively.
Revenues from resales of third-party computer hardware and software are recognized at the time of shipment and installation.

Certain of the Company's products and services, including CreditConnection, CreditRevue Service Bureau and Dun & Bradstreet's OneScore and the CreditOnline network are charged on a per transaction basis. As a result, the Company anticipates that transaction-based revenue will represent an increasing proportion of the Company's revenue. The Company's sales and marketing efforts will no longer be exclusively targeted at generating license-based revenue but will be increasingly focused on generating transaction-based revenue from prospective customers. The Company's anticipated future growth is based, in large part, on the success of these products and services and the transition to a transaction-based revenue stream. Accordingly, the failure by the Company to generate demand for the CreditConnection service, Dun & Bradstreet's OneScore, Dun & Bradstreet's Portfolio Monitoring, CreditOnline network, eValuate, the occurrence of any significant technological problems, such as a system failure incurred prior to the implementation of a back-up computer system, any inadequacy of the Company's business interruption insurance to cover costs associated with system failure or business interruptions, or the failure of the Company to successfully manage the transition to a transaction-based revenue stream would have a material adverse effect on the Company's business, results of operations and financial condition.

Since  1987,  the  Company  has  continually  invested  in the  development  and introduction of new products, services and enhancements to its software. Research and development expenditures are expensed as incurred. Certain software development costs are capitalized subsequent to the establishment of technological feasibility in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". Based on the Company's current research and development process, technological feasibility is established upon completion of a working model. The Company intends to continue to expend substantial resources on developing new products and services and enhancements to its software to incorporate technological developments and satisfy evolving customer needs.

As of March 31, 2000, the Company had 16 employees in its sales and marketing organization. The Company intends to hire additional sales and marketing personnel in the future to help the Company expand its market presence. Competition for such personnel is intense, and there can be no assurance that the Company can retain its existing sales personnel or that it can attract, assimilate or retain additional highly qualified sales persons in the future. If the Company is unable to hire such personnel on a timely basis, the Company's business, results of operations and financial condition could be materially and adversely affected.

RESULTS OF OPERATIONS

Total Revenues. Total revenues decreased 15.2% from $6.1 million in the three months ended March 31, 1999 to $5.2 million in the three months ended March 31, 2000. The Company's revenues are derived from four sources: license and software development fees, maintenance fees, computer hardware sales and service bureau revenues.

License and Software Development Fees. CreditRevue accounted for virtually all of the Company's license and software development fee revenue through March 31, 2000. License and software development fees decreased 26.8% from $3.6 million in the three months ended March 31, 1999 to $2.6 million in the three months ended March 31, 2000. The decrease in license and software development fee revenue through March 31, 2000 was the result of longer than expected sales cycles for the CreditRevue product during the last half of 1999, due in part to Year 2000 freezes implemented by many of the Company's prospective customers.

Maintenance Fees. Maintenance fees include fees from software maintenance agreements. Maintenance fees increased 24.9% from $1.2 million in the three months ended March 31, 1999 to $1.5 million in the three months ended March 31, 2000. The growth in these revenues during the periods presented was the result of increased maintenance fees associated with the increased number of licenses of CreditRevue outstanding during such periods. New system implementations coupled with increases of professional services license enhancements resulted in increased base licenses subject to maintenance fees.

Computer Hardware Sales. Computer hardware sales revenue decreased 93.7% from $0.8 million in the three months ended March 31, 1999 to $49,000 in the three months ended March 31, 2000. Computer hardware sales revenue consists of revenues received from resales of third-party hardware in connection with the license and installation of the Company's software. The fluctuation in such revenues during these periods is the result of customer purchase preferences for computer hardware systems. In certain instances, CreditRevue customers have volume discount arrangements with hardware resellers making them eligible for discounts greater than those offered by the Company.

Service Bureau Fees. Service Bureau revenues originate from several sources including: CreditConnection transaction and interface fees, Credit Online network fees, Dun & Bradstreet OneScore and Portfolio Management transaction and implementation fees and CreditRevue Service Bureau. Total Service Bureau revenues increased 74.0% from $0.6 million for the quarter ended March 31, 1999 as compared to $1.1 million for the quarter ended March 31, 2000. The
CreditConnection service and Credit Online network generated $0.9 million of revenue in the quarter ended March 31, 2000 compared to $0.4 million for the period ended March 31, 1999, an increase of 129.4%. Revenue increases are the result of increases in the number of dealers and lenders enrolled in the CreditConnection service and the resulting growth in transaction volume. At March 2000 there were approximately 280 active dealer's enrolled in the service compared to approximately 80 dealers at March 1999.

Dun & Bradstreet OneScore was commercially released in the fourth quarter of 1997. Portfolio Monitoring and CreditRevue Service Bureau were commercially released in the first quarter of 1999. These Service Bureau products account for an aggregate revenue of $0.2 million in the quarter ended March 31, 2000, which is equal to the $0.2 million recorded in the quarter ended March 31, 1999.

Cost of License and Software Development Fees. Cost of license and software development fees consist primarily of salaries and benefits for in-house programmers, the cost of temporary contract labor and costs for office space. Cost of license and software development fees decreased 18.4% from $1.7 million in the three months ended March 31, 1999 to $1.4 million in the three months ended March 31, 2000. As a percentage of license fee and software development revenue, cost of license and software development fees were 48.0% and 53.5% in the three months ended March 31, 1999 and 2000, respectively. The increase in cost of license and software fees as a percentage of license and software development fees relates to the fluctuation in the Company's quarterly revenues and the costs associated with in-house programmers and temporary contract labor. Revenue fluctuations result in corresponding fluctuations in the extent to which the Company employs temporary contractors and can also result in increases or decreases in-house programmer staffing as revenues increase or decrease. The net reduction in costs of $0.3 million is the result of lower costs for the in-house programmers. Total headcount for the Company was down to 180 employees as of March 2000, compared to 201 employees as of March 1999.

Costs of Maintenance Fees. Cost of maintenance fees consists primarily of personnel and related costs for customer maintenance and support. Cost of maintenance fees increased 7.2% from $0.27 million in the three months ended March 31, 1999 to $0.29 million in the three months ended March 31, 2000. As a percentage of maintenance fee revenue, cost of maintenance fees was 22.7% and 19.5% in the three months ended March 31, 1999 and 2000, respectively. The dollar increase in the cost of maintenance fees reflects the growth in CreditRevue systems in use during the periods presented.

The fluctuation in the percentage of cost of maintenance fees to maintenance fee revenues in 1999 and 2000 results from lower expenses for maintenance personnel related to staffing reductions as maintenance revenues have increased. Staffing utilization efficiencies will vary based on the timing and training of additions to maintenance staff personnel.

Cost of Computer Hardware Sales. Cost of computer hardware sales consists of (i) the Company's cost of computer hardware resold to the Company's customers that are licensing CreditRevue and (ii) salaries and benefits for systems integration employees. Cost of computer hardware sales decreased 89.3% from $0.8 million in the three months ended March 31, 1999 to $0.1 million in the three months ended March 31, 2000. As a percentage of computer hardware sales revenue, cost of computer hardware sales was 101.0% and 171.7% in the three months ended March 31, 1999 and 2000, respectively. The increase in the cost of computer hardware sales as a percent of revenue is the result of decreased hardware margins resulting from decreased hardware sales, while fixed expenses, primarily personnel-related in nature, remained relatively constant during the same period.

Cost of Service Bureau Revenues. Cost of service bureau fees consist primarily of personnel costs associated with the operation and support of the service bureau. Other costs of service bureau revenues include equipment rental expenses, communications network costs from third parties and hardware and software pass through expenses. Service bureau costs for the three months ended March 31, 1999 and 2000 were $0.8 million and $1.0 million, respectively. Cost of service bureau revenues during the three months ended March 31, 1999 exceeded service bureau revenues because of start-up costs associated with establishing the service bureau. As revenues from these new services continue to grow, corresponding costs of service bureau fees are expected to decrease as a percent of service bureau revenues. For the three months ended March 31, 2000, service bureau costs increased 39.4% compared to service bureau revenue increases of 74% generating a positive gross profit from service bureau revenues.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 9.6% from $3.0 million in the three months ended March 31, 1999 to $2.7 million in the three months ended March 31, 2000. Of this $0.3 million decrease, approximately $0.1 million related to lower payroll expenses which resulted primarily from a decrease in the Company's sales staff and approximately $0.2 million of the decrease relates to non-salary based administrative expenses, consisting primarily of travel, advertising, general insurance and bad debt expenses.

Research and Development Costs. Research and development costs consist primarily of salaries and benefits of in-house programmers. These costs decreased $0.1 million during the three months ended March 31, 2000 as compared to the three months ended March 31, 1999 due to primarily the reductions in R&D staffing. Certain development initiatives active during the first quarter of 1999 have been completed and the Company is moving towards a development model based on smaller more focused development teams. Overall R&D staffing at March 31, 2000 was 25 compared to 35 at March 31, 1999. The Company is continuing to capitalize certain development costs associated with the eValuate product until commercial release which is expected to occur in the second quarter of 2000. During the three months ended March 31, 2000, approximately $0.4 million of expenses related to the development of eValuate were capitalized which compares to approximately $0.5 million which was capitalized, during the first quarter of 1999. See Note 1 to Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Interest Income (Expense). Net interest income for the three months ended March 31, 2000 of approximately $41,000 stayed even with net interest income reported in the first three months ended March 31, 1999 of approximately $45,000.

LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its working capital needs, operating losses and investments in property and equipment from the net proceeds from the Company's initial public offering completed in December 1996. During the three months ended March 31, 1999, the Company consumed net cash in operating activities of $2.8 million. During the three months ended March 31, 2000, the Company generated $0.6 million of cash in operating activities. The improvement in cash flow from operations results from a decrease in the net loss of $170,000 and decreases in working capital investments. The working capital components effecting the greatest change during the quarter were accounts payable, which consumed $1.3 million less in 2000, and net billings in excess of costs and estimated gross profit on uncompleted contracts, which reflected a net improvement of $1.1 million in 2000 compared to 1999.

The Company's cash used in investing activities consists principally of investments in property and equipment. During the three months ended March 31, 1999 and 2000, the Company invested a total of $0.5 and $0.2 million in property and equipment, respectively. These investments were directly attributable to the Company's growth in operations. The Company does not have any material commitments for the purchase of property and equipment at March 31, 2000.

The Company has historically relied principally on its bank line of credit and proceeds from its initial public offering completed in December 1996 for its financing needs. The Company received $22.6 million of net proceeds from its initial public offering. The Company maintains a secured bank line of credit in the amount of $1.5 million, of which the balance outstanding at March 31, 2000 was approximately $0.8 million. The line of credit bears interest at the bank's prime rate per annum (8.5% at March 31, 2000). Further, the bank's line of credit requires the bank's written consent prior to, among other things, (i) the payment of cash dividends, (ii) the Company's engagement in a substantially different business activity, or (iii) the purchase by the Company of any interest in another enterprise or entity

The Company currently anticipates that its available cash resources, expected cash flows from operations, and its bank line of credit will be sufficient to meet its presently anticipated working capital, capital expenditure and debt repayment requirements through second quarter 2001.

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

As of March 31, 2000, the analysis, remediation, testing and implementation had been substantially completed for (i) the Company's customers' credit decisions systems, (ii) the software and systems comprising the Company's e-commerce systems, (iii) the Company's service bureau customers' systems, and (iv) the Company's internal products and systems. The Company has not experienced any material disruption to its business associated with the Year 2000 issue. To the Company's knowledge, none of the Company's customers has experienced any material disruption to its business which has been associated with the Year 2000 issue in connection with the Company's products.

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

Dependence on CreditRevue Product Line. License fees, maintenance fees and third-party computer hardware sales associated with licenses and installations of CreditRevue accounted for the majority of all the Company's revenues through March 31, 2000. Although the Company has recently introduced its CreditConnection service, the Company expects that revenues generated from licenses and installations of CreditRevue will continue to account for a significant portion of the Company's revenues for the foreseeable future. The life cycles of the Company's products and services are difficult to predict due to the effect of new product and service introductions or software enhancements by the Company or its competitors, market acceptance of new and enhanced versions of the Company's products and services, and competition in the Company's marketplace. A decline in the demand for CreditRevue, whether as a result of competition, technological change, price reductions or otherwise, would have a material adverse effect on the Company's business, results of operations and financial condition.

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

Market Acceptance of CreditOnline and CreditConnection; Transition to Transaction-Based Revenue. The Company's CreditConnection service was commercially introduced in 1996, the Company's CreditOnline network was introduced in February, 1999, and the Company's CreditRevue Service Bureau service was commercially introduced in January, 1998. The CreditConnection service, CreditOnline network and CreditRevue Service Bureau product (which may be introduced in new ASP or other format, based on the eValuate and CreditRevue software in development) are projected to account for a significant portion of the Company's revenues in the future. As a result, demand and market acceptance for these services are subject to a high level of uncertainty, and the Company will be heavily dependent on their market acceptance. There can be no assurance that these products and services will be commercially successful. The failure of the Company to generate demand for the CreditConnection service, CreditOnline network or CreditRevue Service Bureau product, or the occurrence of any significant technological problems with such products or services, would have a material adverse effect on the Company's business, results of operations and financial condition. Historically, virtually all of the Company's revenues have been derived from license fees, maintenance fees and hardware sales associated with licenses and installations of CreditRevue. Under the terms of its license agreements, a majority of the Company's revenues are realized during the configuration and installation of CreditRevue. However, the Company anticipates that a significant portion of the Company's future revenues will be derived from per-usage transaction-based fees and subscription fees charged to credit originators and financial institutions for transactions originated through the CreditConnection service, CreditOnline network and CreditRevue Service Bureau product. There can be no assurance that the Company will successfully manage the transition of a significant portion of its revenues from license-based revenue to transaction-based revenue. The failure of the Company to successfully manage the transition to a transaction-based revenue stream would have a material adverse effect on the Company's business, results of operations and financial condition.

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

Dependence on Large License Fee Contracts and Customer Concentration. A relatively small number of customers have accounted for a significant percentage of the Company's revenues. License fees for CreditRevue are based on a percentage-of-completion method on a cost-incurred basis with the final installment being paid in full upon acceptance of the Company's software. The Company receives continuing revenues on CreditRevue from annual maintenance agreements which commence upon acceptance of the software by the customer. Maintenance agreements are renewable annually by the customer, and the license agreements are generally co-terminous with the maintenance agreements. Although the Company has experienced a high degree of customer loyalty, the Company cannot predict how many maintenance agreements will be renewed or the number of years of renewal. Revenues generated by the Company's 10 largest customers accounted for 55.1% and 55.4% of total revenues in 1999 and 1998, respectively. None of the Company's customers individually accounted for 10% or more of total revenues in 1999 and one customer accounted for 10% of revenues in 1998. The Company expects that a limited number of customers will continue to account for a significant percentage of revenue for the foreseeable future. The loss of any major customer or any reduction or delay in orders by any such customer, delay or deferral in configurations or enhancements by such customers or the failure of the Company to successfully market its products or services to new customers, could have a material adverse effect on the Company's business, results of operations and financial condition.

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

Management of Changing Business. The Company has experienced significant changes in its business, such as an expansion in the Company's staff and customer base and the development of new products, services and enhancements to its software. Such changes have placed and may continue to place a significant strain upon the Company's management, systems and resources. As of March 31, 2000, the Company had 180 employees down from 201 employees at March 31, 1999. The Company's ability to compete effectively and to manage future changes will require the Company to continue to improve its financial and management controls, reporting systems and procedures and budgeting and forecasting capabilities on a timely basis and expand its sales and marketing work force, and train and manage its employee work force. There can be no assurance that the Company will be able to manage such changes successfully. The Company's failure to do so could have a material adverse effect upon the Company's business, results of operations and financial condition.

Dependence on Key Personnel. The Company's future performance depends in significant part upon the continued service of its key technical, sales and senior management personnel, particularly, Scott L. Freiman, President and Chief Executive Officer. The

Company has obtained for key-person life insurance on the life of Mr. Freiman. The loss of the services of one or more of the Company's executive officers could have a material adverse effect on the Company's business, results of operations and financial condition. The Company retains its key employees through the use of equity incentive programs, including stock option plans, employee stock purchase plans, and competitive compensation packages. Except with respect to Messrs. Freiman and Vollono the Company's Chief Financial Officer, the Company has no employment agreements. The Company intends to enter into employment agreements with other senior executives in the near future. The Company's future success also depends on its continuing ability to attract and retain highly qualified technical, customer support, sales and managerial personnel. In particular, the Company has encountered difficulties in hiring sufficient numbers of programmers and technical personnel. Competition for qualified personnel is intense, and there can be no assurance that the Company will be able to retain its key technical, sales and managerial employees or that it can attract, assimilate or retain other highly qualified technical, sales and managerial personnel in the future.

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

System Interruption and Security Risks; Potential Liability; Possible Lack of Adequate Insurance; and System Inadequacy. The Company's operations are dependent, in part, on its ability to protect its system from interruption by damage from fire, earthquake, power loss, telecommunication failure, unauthorized entry or other events beyond the Company's control. The Company's computer equipment constituting its central computer system, including its processing operations, is located at a single site. The Company is currently in the process of acquiring and implementing a back-up, off-site processing system capable of fully supporting its operations in the event of system failure. The Company relocated operations to new leased facilities in Annapolis Junction, MD in late 1998. The new facilities, which include a state of the art data center, is primary production center for the Company's data processing needs. Prior to full implementation of the back up facility, the Company's operations are subject to substantial risks, including temporary interruptions resulting from damage caused by any one or more of the foregoing factors or due to other causes including computer viruses, hackers or similar disruptive problems. While the Company maintains $1.6 million of property insurance coverage, business interruption insurance coverage, $2.0 million of errors and omissions insurance coverage and $10.0 million of umbrella insurance coverage, such insurance may not be adequate to compensate the Company for all losses that may occur or to provide for costs associated with system failure or business interruption. Any damage or failure that causes interruptions in the Company's operations could have a material adverse effect on the Company's business, results of operations and financial condition.

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

Future Capital Needs; Uncertainty of Additional Financing. The Company currently anticipates that its available cash resources combined with anticipated funds from operations will be sufficient to meet its presently anticipated working capital and capital expenditure requirements through the second quarter of 2001. Thereafter, the Company may need to raise additional funds.

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

Control by Existing Stockholders. Assuming no exercise of outstanding options, James R. DeFrancesco, the Company's co-founder and Scott L. Freiman, the Company's President and Chief Executive Officer collectively beneficially own approximately 52% of the outstanding shares of Common Stock. As a result, these stockholders will be able to exercise control over matters requiring stockholder approval, including the election of directors, and the approval of mergers, consolidations and sales of all or substantially all of the assets of the Company. This may prevent or discourage tender offers for the Company's Common Stock unless the terms are approved by such stockholders.

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

                      10.8.1 Office Building Lease between Symphony Woods Limited Partnership and the Company dated October 29, 1993*

                      10.8.2 Office Building Lease between Symphony Woods Limited Partnership and the Company dated February 10, 1995*

                      10.8.3   First Amendment to Lease dated March 29, 1995*

                      10.8.4   Second Amendment to Lease dated August 12, 1996*

                      10.8.5 135 National Business Parkway Lease between Constellation Real Estate, Inc. and the Company dated April 27, 1998

                      10.8.6 First Amendment of 135 National Business Parkway Lease dated December 23, 1998

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

                      10.13 1996 Credit Management Solutions, Inc. Long-Term incentive
                               Plan*

                      10.14    Form of Tax Indemnification Agreement*

                      10.15 1996 Credit Management Solutions, Inc. Non-Qualified Stock Option Plan*

                      10.16 1997 Credit Management Solutions, Inc. Stock Incentive Plan**

                      10.17 Employment Agreement between Scott Freiman and the Company

                      10.18 Employment Agreement between Robert Vollono and the Company

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

                                      CREDIT MANAGEMENT SOLUTIONS, INC.
                                                 (Registrant)

                Date: May 15, 1998    /s/ Scott L. Freiman
                                      ----------------------------------------
                                      Scott L. Freiman
                                      President, Chief Executive Officer
                                      and Director
                                      (Principal Executive Officer)


                Date: May 15, 1998    /s/ Robert P. Vollono
                                      ----------------------------------------
                                      Robert P. Vollono
                                      Senior Vice President, Treasurer, Chief
                                      Financial Officer and Director (Principal
                                      Financial and Accounting Officer)