Form 10-Q
period 2000-06-30
CREDIT MANAGEMENT SOLUTIONS INC
filed 2000-08-14
CIK 1024339

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission file number 000-21735

CREDIT MANAGEMENT SOLUTIONS, INC. (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization) 135 National Business Parkway, Annapolis Junction, MD (Address of principal executive offices)	52-1549401 (I.R.S. Employer Identification No.) 20701 (Zip Code)

Registrant’s telephone number, including area code (301) 362-6000

     FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST REPORT.

     Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [_]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,822,081 shares of the Company’s Common Stock, $.01 par value, were outstanding as of August 4, 2000.

CREDIT MANAGEMENT SOLUTIONS, INC. Index to June 30, 2000 Form 10-Q

		Page
	Part I — Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheets — June 30, 2000 (unaudited) and December 31, 1999	3

	Consolidated Statements of Operations — Three Months Ended June 30, 2000 (unaudited) and 1999 (unaudited) and Six Months Ended June 30, 2000 (unaudited) and 1999 (unaudited)	4

	Consolidated Statements of Cash Flows — Six Months Ended June 30, 2000 (unaudited) and 1999 (unaudited)	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

	Part II — Other Information

Item 1.	Legal Proceedings	22

Item 2.	Changes in Securities	22

Item 3.	Defaults upon Senior Securities	22

Item 4.	Submission of Matters to a Vote of Security Holders	22

Item 5.	Other Information	22

Item 6.	Exhibits and Reports on Form 8-K	22

	Signatures	24

Item I.    FINANCIAL STATEMENTS

Credit Management Solutions, Inc. and Subsidiaries Consolidated Balance Sheets

	June 30, 2000	December 31, 1999
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$ 2,054,014	$ 3,594,328
Investments available-for-sale	1,954,210	1,316,470
Accounts receivable, net of allowance of $192,602 and
$311,583 in 2000 and 1999, respectively	6,769,529	5,724,256
Costs and estimated earnings in excess of
billings on uncompleted contracts	54,755	5,891
Prepaid expenses and other current assets	416,249	474,725

Total current assets	11,248,757	11,115,670
Property and equipment:
Computer equipment and software	5,687,289	5,234,084
Office furniture and equipment	1,223,036	1,458,793
Leasehold improvements	2,775,460	2,769,926

	9,685,785	9,462,803
Accumulated depreciation and amortization	(3,817,928)	(3,065,136)

	5,867,857	6,397,667
Software development costs, net of accumulated amortization	2,823,987	1,932,867
Other non current assets	36,800	46,386

Total assets	$ 19,977,401	$ 19,492,590

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$ 2,417,595	$ 2,163,044
Accrued payroll and related expenses	852,777	722,389
Billings in excess of costs and estimated
earnings on uncompleted contracts	595,626	101,046
Deferred revenue	2,767,004	2,920,904
Current portion of deferred tenant allowance	144,866	144,866
Short-term borrowings	798,000	798,000
Current portion of long-term debt and capital lease obligations	2,887	25,402

Total current liabilities	7,578,755	6,875,651

Deferred tenant allowance, less current portion	1,068,385	1,140,818

Total liabilities	8,647,140	8,016,469
Shareholders’ equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized;
no shares issued or outstanding	—	—
Common stock, $.01 par value; 40,000,000 shares authorized;
7,820,988 and 7,689,570 shares issued and outstanding at
June 30, 2000 and December 31, 1999, respectively	78,210	76,896
Additional paid-in capital	27,758,287	27,034,049
Accumulated deficit	(16,506,236)	(15,634,824)

Total shareholders’ equity	11,330,261	11,476,121

Total liabilities and shareholders’ equity	$ 19,977,401	$ 19,492,590

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

CREDIT MANAGEMENT SOLUTIONS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2000	1999	2000	1999
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
License and software development fees	$ 3,229,165	$ 3,759,727	$ 5,831,399	$ 7,312,826
Maintenance fees	1,637,464	1,429,934	3,124,777	2,621,131
Computer hardware sales	116,592	282,298	165,595	1,061,125
Service bureau revenues	1,661,982	669,090	2,720,844	1,277,698

	6,645,203	6,141,049	11,842,615	12,272,780

Costs of revenues:
Cost of license and software development fees	2,037,913	1,899,819	3,429,441	3,604,360
Cost of maintenance fees	430,990	300,562	720,886	571,042
Cost of computer hardware sales	199,542	433,912	283,678	1,218,752
Cost of service bureau	1,162,372	699,554	2,189,328	1,506,021

	3,830,817	3,333,847	6,623,333	6,900,175

Gross profit	2,814,386	2,807,202	5,219,282	5,372,605

Other Operating Expenses:
Selling, general and administrative expenses	2,948,208	2,546,015	5,633,065	5,445,587
Research and development costs	306,138	327,062	543,217	683,885

	3,254,346	2,873,077	6,176,282	6,129,472

Loss from operations	(439,960)	(65,875)	(957,000)	(756,867)

Other income (expense):
Interest expense	(24,853)	112	(47,638)	(9,620)
Interest income	69,198	119,460	133,226	174,579

	44,345	119,572	85,588	164,959

Net income (loss)	$ (395,615)	$ 53,697	$ (871,412)	$ (591,908)

Basic and diluted earnings (loss) per common share	$ (0.05)	$ 0.01	$ (0.11)	$ (0.08)

Weighted average shares used in computation	7,820,524	7,658,119	7,774,849	7,655,841

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

CREDIT MANAGEMENT SOLUTIONS, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2000	1999
	(unaudited)	(unaudited)
Operating activities:
Net loss	$ (871,412)	$ (591,908)
Adjustments:
Depreciation	895,765	881,412
Amortization of software development costs	—	59,860
Amortization of deferred tenant allowance	(72,433)	—
Loss on disposal of property and equipment	76,295	23,826
Other lease obligations	—	(334,547)

Changes in operating assets and liabilities:
Accounts receivable, net	(1,045,273)	(276,924)
Prepaid expenses and other current assets	58,476	(271,187)
Accounts payable	254,551	(2,064,152)
Accrued payroll and related expenses	130,387	512,062
Net billings in excess of costs and estimated gross profit on uncompleted contracts	445,716	(556,516)
Deferred revenue	(153.900)	(592,437)

Net cash used in operating activities	(281,827)	(3,210,511)

Investing activities:
Purchase of investments available-for-sale	(8,380,994)	(9,916,902)
Sale of investments available-for-sale	7,743,254	14,072,867
Proceeds from sale of property and equipment	7,373	29,458
Purchase of property and equipment	(449,623)	(304,363)
Capitalized software development costs	(891,120)	(1,093,121)
Increase in other assets	9,587	(287)

Net cash (used in) provided by investing activities	(1,961,524)	2,787,652

Financing activities:
Payments under capital lease obligations	(22,515)	(34,936)
Proceeds from credit line	—	798,000
Proceeds from issuance of common stock and exercise of stock options	725,552	32,390

Net cash provided by financing activities	703,037	795,454

Net change in cash and cash equivalents	(1,540,314)	372,595

Cash and cash equivalents at beginning of period	3,594,328	3,090,565

Cash and cash equivalents at end of period	$ 2,054,014	$ 3,463,160

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

CREDIT MANAGEMENT SOLUTIONS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereof included in the Company’s annual report on Form 10-K, for the year ended December 31, 1999. Certain amounts in the 1999 consolidated financial statements have been reclassified to conform to the 2000 presentation.

NOTE 2.   COST AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Uncompleted contracts consist of the following components:

BALANCE SHEET CAPTION
	COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS	BILLINGS IN EXCESS OF COSTS AND ESTIMATED EARNINGS	TOTAL
December 31, 1999:
Cost and estimated earnings	$ 169,923	$ 261,742	$ 431,665
Billings	164,032	362,788	526,820

	$ 5,891	$ (101,046)	$ (95,155)

June 30, 2000:
Cost and estimated earnings	$ 472,707	$ 922,013	$ 1,394,720
Billings	417,952	1,517,639	1,935,591

	$ 54,755	$ (595,626)	$ (540,871)

All receivables on contracts in progress are expected to be collected within twelve months.

NOTE 3.   SEGMENT REPORTING

Segment Reporting

The Company manages its business by focusing on distinct products and services. Previously the Company was organized into three distinct business lines; Credit Decisioning Systems, e-Commerce and Service Bureau Alliances. In February 2000, the Company formed two new wholly-owned subsidiaries; Credit Online Inc. and CMSI Systems Inc. and reorganized its three business lines into these new subsidiaries.

	Three months ended June 30, 2000
	CMSI Systems	Credit Online	Total
Revenues	$5,685,860	$ 959,343	$6,645,203
Segment profit (loss)	2,282,268	(843,666)	1,438,602

	Three months ended June 30, 1999
	CMSI Systems	Credit Online	Total
Revenues	$5,642,039	$ 499,010	$6,141,049
Segment profit (loss)	2,567,536	(819,374)	1,748,162

A reconciliation of segment profit for all segments to net income (loss) before income taxes is as follows:

	Three months ended June 30,
	2000	1999
Total segment profit	$ 1,438,602	$ 1,748,162
Unallocated corporate, general and administrative expenses	(1,459,286)	(1,360,927)
Depreciation and amortization	(419,276)	(453,110)
Net interest income	44,345	119,572)

Net income (loss)	$ (395,615)	$ 53,697

	Six months ended June 30, 2000
	CMSI Systems	Credit Online	Total
Revenues	$9,967,002	$ 1,875,613	$11,842,615
Segment profit (loss)	4,299,282	(1,468,998)	2,830,282

	Six months ended June 30, 1999
	CMSI Systems	Credit Online	Total
Revenues	$11,338,821	$ 933,959	$12,272,780
Segment profit (loss)	5,000,941	(2,070,828)	2,930,113

A reconciliation of segment profit for all segments to net income (loss) before income taxes is as follows:

	Six months ended June 30,
	2000	1999
Total segment profit	$ 2,830,284	$ 2,930,113
Unallocated corporate, general and administrative expenses	(2,963,951)	(2,745,708)
Depreciation and amortization	(823,333)	(941,242)
Net interest income	85,588	164,959

Net Loss	$ (871,412)	$ (591,908)

Substantially all of the revenues and assets or the Company’s reportable segments are attributed to or located in the United States.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company’s interim results of operations and financial condition. This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 1999. This report contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company. Investors are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements, investors should carefully consider the various factors identified in this Report which could cause actual results to differ materially from those indicated by such forward-looking statements, including the matters set forth in “—Certain Factors That May Affect Future Results, Financial Condition and the Market Price of Securities.”

OVERVIEW

The Company was incorporated in 1987 to commercialize an automated credit processing system developed by James R. DeFrancesco, the Company’s co-founder, and Scott L. Freiman, the Company’s President, Chief Executive Officer and co-founder while they were employed by American Financial Corporation (“AFC”), an automobile finance servicing company owned by Mr. DeFrancesco. AFC was acquired in October 1987 by Perpetual Savings Bank, FSB. Mr. DeFrancesco and Mr. Freiman retained ownership of AFC’s credit processing software which formed the basis for CreditRevue. CreditRevue was initially released in 1988. Since its initial release, the Company has continually enhanced CreditRevue in response to the needs of its customers. CreditConnection became commercially available in July 1996. The Dun & Bradstreet OneScore product was commercially released in October 1997. The CreditRevue Service Bureau was introduced in January 1998. The Company’s original strategy was to enter into marketing alliances with established service bureau providers whereby such providers would re-market CreditRevue Service Bureau to their clients on a transaction fee basis. The Company is changing its strategy to focus on an application service provider (ASP) or other service bureau model built around it’s eValuate product and an enhanced CreditRevue product offering. New licenses for the original CreditRevue Service Bureau are no longer being offered. Dun & Bradstreet Portfolio Monitoring was introduced in June 1998 and the CreditOnline network, was announced in February 1999. In March 1999, the Company announced Credit the introduction of CreditRevue Maestro, an automated analysis engine for evaluating and decisioning consumer and small business credit applications. During 1999, the CreditRevue Maestro product was renamed eValuate. The Company currently expects eValuate to be released in the third quarter of 2000.

     In February 2000, the Company announced the formation of two new wholly-owned subsidiaries: Credit Online, Inc. and CMSI Systems, Inc. Credit Online, Inc., focusing on the Company’s e-commerce strategy, intends to expand and enrich the Company’s offerings in online lending for the automotive industry. Credit Online, Inc. also may leverage investments made in infrastructure to expand into additional vertical markets in the business-to-business Internet credit arena. CMSI Systems, Inc. intends to continue to provide the Company’s line of licensed credit management software solutions, including CreditRevue.

License fees for CreditRevue are recognized based on a percentage-of-completion method, measured generally on a cost-incurred basis. The Company typically charges a nonrefundable fee of 25% of the preliminary estimate of the total license fee to develop an analysis of the customer’s credit operations and a plan for the configuration and implementation of CreditRevue according to the customer’s requirements. Costs consist primarily of direct labor, temporary contract labor and office space. Contracts in progress are reviewed periodically, and revenues and earnings are adjusted based on revisions in contract value and estimated time to completion. The Company recognizes revenue for maintenance fees pro rata over the term of the related agreement, which is generally one year. Maintenance fees received in advance of revenue recognition are included in deferred revenue. In addition, as a convenience to its customers, the Company offers third-party computer hardware through various reseller arrangements. However, neither third-party hardware nor third-party software sales are a focus of the Company’s overall marketing strategy. For the six months ended June 30, 2000, revenues from third-party hardware and software sales accounted for 1.0% and 1.8% of total revenues, respectively. Revenues from resales of third-party computer hardware and software are recognized at the time of shipment and installation.

Certain of the Company’s products and services, including CreditConnection, CreditRevue Service Bureau and Dun & Bradstreet’s OneScore and the CreditOnline network are charged on a per transaction basis. As a result, the Company anticipates that transaction-based revenue will represent an increasing proportion of the Company’s revenue. The Company’s sales and marketing efforts will no longer be exclusively targeted at generating license-based revenue but will be increasingly focused on generating transaction-based revenue from prospective customers. The Company’s anticipated future growth is based, in large part, on the success of these products and services and the transition to a transaction-based revenue stream. Accordingly, the failure by the Company to generate demand for the CreditConnection service, Dun & Bradstreet’s OneScore, Dun & Bradstreet’s Portfolio Monitoring, CreditOnline network, eValuate, the occurrence of any significant technological problems, such as a system failure incurred prior to the implementation of a back-up computer system, any inadequacy of the Company’s business interruption insurance to cover costs associated with system failure or business interruptions, or the failure of the Company to successfully manage the transition to a transaction-based revenue stream would have a material adverse effect on the Company’s business, results of operations and financial condition.

Since 1987, the Company has continually invested in the development and introduction of new products, services and enhancements to its software. Research and development expenditures are expensed as incurred. Certain software development costs are capitalized subsequent to the establishment of technological feasibility in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed”. Based on the Company’s current research and development process, technological feasibility is established upon completion of a working model. The Company intends to continue to expend substantial resources on developing new products and services and enhancements to its software to incorporate technological developments and satisfy evolving customer needs.

As of June 30, 2000, the Company had 20 employees in its sales and marketing organization. The Company intends to hire additional sales and marketing personnel in the future to help the Company expand its market presence. Competition for such personnel is intense, and there can be no assurance that the Company can retain its existing sales personnel or that it can attract, assimilate or retain additional highly qualified sales persons in the future. If the Company is unable to hire such personnel on a timely basis, the Company’s business, results of operations and financial condition could be materially and adversely affected.

RESULTS OF OPERATIONS

Total Revenues. Total revenues increased 8.2% from $6.1 million in the three months ended June 30, 1999 to $6.6 million in the three months ended June 30, 2000. The primary factors affecting revenue growth in the quarter relate to increases in maintenance and service bureau revenues. The Company’s revenues are derived from four sources: license and software development fees, maintenance fees, computer hardware sales and service bureau revenues.

Total revenues decreased 3.5% from $12.3 million in the six months ended June 30, 1999 to $11.8 million in the six months ended June 30, 1999. Year to year revenue performance was affected by lower revenues in the first quarter due in large part to delays in buying decisions resulting from Year 2000.

License and Software Development Fees. CreditRevue accounted for virtually all of the Company’s license and software development fee revenue through June 30, 2000. License and software development fees decreased 14.1% from $3.8 million in the three months ended June 30, 1999 to $3.2 million in the three months ended June 30, 2000. The decrease in license and software development fee revenue through June 30, 2000 was the result of longer related spending than expected sales cycles for the CreditRevue product during the last half of 1999, due in part to Year 2000 related spending freezes implemented by many of the Company’s prospective customers. The slower sales cycle resulted in fewer new license contracts and lower license revenues. Compared to the first quarter of 2000, license and software development fees increased 24.2% from $2.6 million to $3.2 million.

License and software development fees decreased 20.3% from $7.3 million for the six months ended June 30, 1999 to $5.8 million for the six months ended June 30, 2000, primarily due to Year 2000 related spending freezes implemented by many of the Company’s prospective customers.

Maintenance Fees. Maintenance fees include fees from software maintenance agreements. Maintenance fees increased 14.5% from $1.4 million in the three months ended June 30, 1999 to $1.6 million in the three months ended June 30, 2000. The growth in these revenues during the periods presented was the result of increased maintenance fees associated with the increased number of licenses of CreditRevue outstanding during such periods. New system implementations coupled with increases of professional services license enhancements resulted in increased base licenses subject to maintenance fees.

Maintenance fees increased 19.2% from $2.6 million for the six months ended June 30, 1999 to $3.1 million for the six months ended June 30, 2000. In addition to a growing installed base of CreditRevue systems, maintenance agreements include annual increases for increases in the Consumer Price Index (CPI). The Company increased its standard maintenance fees to 18% from 15% of the license fee for CreditRevue systems installed after 1998. Maintenance fees related to third party software are included in this category and with the increased number of installed CreditRevue systems, maintenance on the required third party software is also increasing. The increased system base, increases in the consumer price index and increases to annual maintenance fees, all contributed to this growth in maintenance fee revenue on a year to year basis.

Computer Hardware Sales. Computer hardware sales revenues decreased 58.7% from $0.3 million in the three months ended June 30, 1999 to $0.1 million in the three months ended June 30, 2000. Computer hardware sales revenue consists of revenues received from resales of third-party hardware in connection with the license and installation of the Company’s software. The fluctuation in such revenues during these periods is the result of customer purchase preferences for computer hardware systems. In certain instances, CreditRevue customers have volume discount arrangements with hardware resellers making them eligible for discounts greater than those offered by the Company.

Computer hardware sales for the six months ended June 30, 2000 decreased 84.4% to $0.2 million as compared to $1.1 million for the six months ended June 30, 1999. Because hardware sales typically occur in conjunction with the sale and implementation of new CreditRevue systems, the higher number of CreditRevue sales during the first six months of 1999 had a direct impact on the higher level of hardware sales during that period.

Service Bureau Fees. Service Bureau revenues originate from several sources including: CreditConnection transaction and interface fees, Credit Online network fees, Dun & Bradstreet OneScore and Portfolio Management transaction and implementation fees and CreditRevue Service Bureau. Total service bureau revenues increased 148.4% from $0.7 million for the quarter ended June 30, 1999, as compared to $1.7 million for the quarter ended June 30, 2000. The CreditConnection service and Credit Online network generated $0.9 million of revenue in the quarter ended June 30, 2000 compared to $0.4 million for the period ended June 30, 1999, an increase of 202.5%. Revenue increases are the result of increases in the number of dealers and lenders enrolled in the CreditConnection service and the resulting growth in transaction volume. At June 30, 2000 there were approximately 340 dealers enrolled in the service compared to approximately 170 dealers at June 30, 1999.

Dun & Bradstreet OneScore was commercially released in the fourth quarter of 1997. Portfolio Monitoring and CreditRevue Service Bureau were commercially released in the first quarter of 1999. These products account for an aggregate revenue of $0.8 million in the quarter ended June 30, 2000, which represents an increase of 336.8% compared to the $0.2 million recorded in the quarter ended June 30, 1999. The increase in 2000 over 1999 relates to one-time revenues of approximately $0.6 million associated with the winding down of the CreditRevue Service Bureau business.

Service bureau revenues increased 112.9% from $1.3 million for the six months ended June 30, 1999 to $2.7 million for the six months ended June 30, 2000. Of the total $2.7 million in 2000, CreditConnection–related revenues accounted for $1.7 million, up 214.8% from the $0.8 million reported for the first six months of 1999. The growth in CreditConnection® revenue related to the increased number of dealers and lenders active on the system at June 30, 2000. The balance of service bureau fees for the first six months of 2000, totaling $0.9 million, represent revenues related to the CreditRevue® service bureau and the Dun & Bradstreet OneScore and Portfolio monitoring services. These other service bureau revenues increased 200.4% from $0.5 million to $0.9 million for the six months ended June 30, 1999 and 2000, respectively. Approximately $0.6 million of the increase in other service bureau revenues is attributable to one-time revenues associated with the winding-down of the CreditRevue Service Bureau business.

Cost of License and Software Development Fees. Cost of license and software development fees consists primarily of salaries and benefits for in-house programmers, the cost of temporary contract labor and costs for office space. Cost of license and software development fees increased 7.3% from $1.9 million in the three months ended June 30, 1999 to $2.0 million in the three months ended June 30, 2000. As a percentage of license fee and software development revenue, cost of license and software development fees were 50.5% and 63.1% in the three months ended June 30, 1999 and 2000, respectively. The increase in cost of license and software fees as a percentage of license and software development fees relates to the fluctuation in the Company’s quarterly revenues and the costs associated with in-house programmers and temporary contract labor. Revenue fluctuations result in corresponding fluctuations in the extent to which the Company employs temporary contractors and may also result in increases or decreases in-house programmer staffing as revenues increase or decrease. The net increase in costs of $0.1 million is the result of increased costs associated with temporary contractors.

The cost of license and software development fees decreased 4.9% from $3.6 million for the six months ended June 30, 1999 to $3.4 million for the six months ended June 30, 2000. As a percentage of license and software development revenue, the cost of license and software development fees were 49.3% and 58.8% for the six months ended June 30, 1999 and 2000, respectively. The use of temporary contractors is primarily responsible for the increase in costs as a percentage of revenue. In order to help ensure that required skills and knowledge are available to implement new systems, the Company retains a core pool of skilled programmers and analysts with expertise in implementing CreditRevue® systems. In periods of rapid revenue growth the employee pool is supplemented with temporary contractors. The costs of temporary contractors exceeds the cost of permanent employees and in those instances where temporary contractors must be employed to meet project deadlines, costs as a percent of revenue will increase.

Costs of Maintenance Fees. Cost of maintenance fees consists primarily of personnel and related costs for customer maintenance and support. Cost of maintenance fees increased 43.4% from $0.3 million in the three months ended June 30, 1999 to $0.4 million in the three months ended June 30, 2000. As a percentage of maintenance fee revenue, cost of maintenance fees was 21.0% and 26.3% in the three months ended June 30, 1999 and 2000, respectively. The dollar increase in the cost of maintenance fees reflects increased costs associated with maintenance for third party software for which the Company is a reseller. As the number of CreditRevue systems in use increases, the base of installed third party software is likewise increasing. Compared to second quarter 1999, there were a greater number of third party software systems under contract. The costs associated with maintenance for these third party software products resulted in increased costs of maintenance for the current year.

Cost of maintenance fees increased 26.2% from $0.6 million for the six months ended June 30, 1999 to $0.7 million for the six months ended June 30, 2000. This increase in costs related directly to the increase in revenues and the increase in third party software maintenance costs. Cost of maintenance as a percentage of maintenance revenues were 21.8% and 23.1% for the six months ended June 30, 1999 and 2000, respectively.

Cost of Computer Hardware Sales. Cost of computer hardware sales consists of the Company’s cost of computer hardware resold to the Company’s customers that are licensing CreditRevue and salaries and benefits for systems integration employees. Cost of computer hardware sales decreased 54.0% from $0.4 million in the three months ended June 30, 1999 to $0.2 million in the three months ended June 30, 2000. As a percentage of computer hardware sales revenue, cost of computer hardware sales was 153.7% and 171.7% in the three months ended June 30, 1999 and 2000, respectively. The increase in the cost of computer hardware sales as a percent of revenue is the result of decreased hardware margins resulting from decreased hardware sales, while fixed expenses, primarily personnel-related in nature, remained relatively constant during the same period.

Cost of computer hardware sales decreased 76.7% from $1.2 million for the six months ended June 30, 1999 to $0.2 million for the six months ended June 30, 2000. As a percentage of hardware revenues, costs were 114.9% and 171.3% for the six months ended June 30, 1999 and 2000, respectively. During the period that costs decreased 76.7%, corresponding revenues decreased 84.4%. Costs of computer hardware sales exceeded associated revenues because the Company has certain fixed costs for salaries and benefits for the systems integration staff required to support hardware sales activities.

Cost of Service Bureau Revenues. Cost of service bureau fees consists primarily of personnel costs associated with the operation and support of the service bureau. Other costs of service bureau revenues include equipment rental expenses, communications network costs from third parties and hardware and software pass–through expenses. Service bureau costs increased 66.2% from $0.7 million for the three months ended June 30, 1999 to $1.2 million for the three months ended June 30, 2000. Cost of service bureau revenues as a percent of service bureau revenues were 104.6% and 69.9% for the three months ended June 30, 1999 and 2000, respectively. While service bureau costs increased 66.2%, corresponding service bureau revenues increased 148.4%.

Cost of service bureau revenues increased 52.5% from $1.4 million for the six months ended June 30 1999 to $2.2 million for the six months ended June 30, 2000. As a percentage of revenues, costs of service bureau were 112.4% and 80.5% for the six months ended June 30, 1999 and 2000, respectively. While costs increased 52.5%, corresponding revenues increased 112.9%. The increase in costs relates to increased labor costs related to one-time software deliveries for the CreditRevue service bureau and fees associated with alliance partner revenue sharing arrangements for the Credit Connection service.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 15.8% from $2.5 million in the three months ended June 30, 1999 to $2.9 million in the three months ended June 30, 2000. Of this $0.4 million increase, approximately $0.3 million related to office rental expense. During 1999 the Company successfully subleased previously abandoned office space for which approximately $0.3 of loss reserves had been established in 1998. The reversal of these loss reserves in 1999 is responsible for the increase when comparing 2000 to 1999. Approximately $0.1 million of the increase in selling, general and administrative expenses relates to non-salary based administrative expenses, consisting primarily of advertising and repairs and maintenance expenses.

Selling general and administrative expenses increased 2.1% from $5.5 million for the six months ended June 30, 1999 to $5.6 million for the six months ended June 30, 2000. As a percentage of total revenues, selling, general and administrative expenses were 44.9% and 47.6% for the six months ended June 30, 1999 and 2000, respectively. The increase in selling, general and administrative expenses of $0.1 million on a period to period basis relates to the reversal in 1999 of loss reserves on office space abandoned in 1998 of approximately $0.3 million. Excluding the reversal of the loss reserve, selling, general and administrative expenses on a year-to-year basis would reflect a decrease of approximately $0.2 million, resulting primarily from reduced labor related expenses.

Research and Development Costs. Research and development costs consist primarily of salaries and benefits for in-house programmers. These costs remained constant at $0.3 million during the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. Overall research and development staffing at June 30, 2000 was 26 compared to 35 at June 30, 1999. The Company is continuing to capitalize certain development costs associated with the eValuate product until commercial release, which is expected to occur in the third quarter of 2000. During the three months ended June 30, 2000, approximately $0.5 million of expenses related to the development of eValuate were capitalized which compares to approximately $0.4 million which was capitalized during the second quarter of 1999. See Note 1 to Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

Research and development costs decreased 20.6% from $0.7 million for the six months ended June 30, 1999 to $0.5 million for the six months ended June 30, 2000. This decrease is attributable primarily to slightly higher levels of capitalized software development expenses during 2000.

Interest Income (Expense). For the three months ended June 30, 2000, net interest income was approximately $44,000 compared to approximately $120,000 for the same period in 1999. The decline in net interest income is the result of lower average cash balances during the respective periods, and increased interest expense resulting from increased borrowings against the Company’s working capital line of credit.

Net interest income decreased 48.1% from $0.2 million for the six-month period ended June 30, 1999 to $0.1 million for the six months ended June 30, 1999. Lower average invested cash balances and increased average outstanding borrowings against the Company’s working capital line of credit are responsible for the decline in net interest income.

LIQUIDITY AND CAPITAL RESOURCES

The Company has primarily funded its working capital needs, operating losses and investments in property and equipment from the net proceeds from the Company’s initial public offering completed in December 1996. During the six months ended June 30, 1999, the Company consumed net cash in operating activities of $3.2 million. During the six months ended June 30, 2000, the Company consumed $0.3 million of cash in . The improvement in cash flow from operations results primarily from decreases in working capital investments. The working capital components effecting the greatest change during the quarter were accounts payable and accrued expenses, which consumed $2.3 million less in 2000, and net billings in excess of costs and estimated gross profit on uncompleted contracts, which reflected a net improvement of $1.0 million in 2000 compared to 1999.

The Company’s cash used in investing activities consists principally of investments in property and equipment and capitalized software expenses. During the six months ended June 30, 1999 and 2000, the Company invested a total of $0.3 and $0.5 million in property and equipment, respectively. These investments were directly attributable to the Company’s growth in operations. The Company does not have any material commitments for the purchase of property and equipment at June 30, 2000. During the six months ended June 30, 1999 and 2000, the Company invested a total of $1.1 and $0.9 million in capitalized software expenses, respectively.

The Company has historically relied principally on its bank line of credit and proceeds from its initial public offering completed in December 1996 for its financing needs. The Company received $22.6 million of net proceeds from its initial public offering. The Company maintains a secured bank line of credit in the amount of $1.5 million, of which the balance outstanding at June 30, 2000 was approximately $0.8 million. The line of credit bears interest at the bank’s prime rate per annum (9.5% at June 30, 2000). Further, the bank’s line of credit requires the bank’s written consent prior to, among other things, the payment of cash dividends, the Company’s engagement in a substantially different business activity, or the purchase by the Company of any interest in another enterprise or entity.

The Company currently anticipates that its available cash resources, expected cash flows from operations, and its bank line of credit will be sufficient to meet its presently anticipated working capital, capital expenditure and debt repayment requirements through 2001.

Impact of Year 2000.

The Year 2000 issue is a result of computer programs which store or process date-related information using only two digits to represent the year. These programs may not be able to properly distinguish between a year in the 1900s and a year in the 2000s. Failure of these programs to distinguish between the two centuries could cause the programs to yield erroneous results or even to fail.

The Company recognizes the significance of the year 2000 issue and has implemented a formal year 2000 program to minimize the impact of the year 2000 on the Company and its customers.

As of June 30, 2000, the analysis, remediation, testing and implementation had been substantially completed for (i) the Company’s customers’ credit decisions systems, (ii) the software and systems comprising the Company’s e-commerce systems, (iii) the Company’s service bureau customers’ systems, and (iv) the Company’s internal products and systems. The Company has not experienced any material disruption to its business associated with the Year 2000 issue. To the Company’s knowledge, none of the Company’s customers has experienced any material disruption to its business which has been associated with the Year 2000 issue in connection with the Company’s products.

For the Year 2000 and beyond, the Company continues to code according to its Year 2000 coding standards. In addition, because system clocks are now in the Year 2000, all testing necessarily includes testing of dates in the Year 2000.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS, FINANCIAL CONDITION AND THE MARKET PRICE OF SECURITIES.

Uncertainty of Future Results of Operations; Fluctuations in Quarterly Results of Operations. Prior growth rates in the Company’s revenue and net income should not be considered indicative of future results of operations. Future results of operations will depend upon many factors, including market acceptance of the Company’s CreditConnection service, the demand for the Company’s licensed software products and related services, the successful distribution and implementation of the Company’s products and services, the successful transition from predominantly license fee-based revenue to predominantly transaction fee-based revenue, the timing of new product and service development and introductions and software enhancements by the Company or its competitors, the level of product, service and price competition, the length of the Company’s sales cycle, the size and timing of individual transactions, the delay or deferral of customer implementations, the Company’s success in expanding its customer support organization, direct sales force and indirect distribution channels, the nature and timing of significant marketing programs, the mix of products and services sold, the timing of new hires, the ability of the Company to timely develop and successfully market new products and services and control costs, competitive conditions in the industry and general economic conditions. In addition, the decision to implement the Company’s products or services typically involves a significant commitment of customer resources and is subject to the budget cycles of the Company’s customers. Licenses of CreditRevue generally reflect a relatively high amount of revenue per order. The loss or delay of individual orders, therefore, would have a significant impact on the Company’s revenue and quarterly results of operations. The timing of revenue is difficult to predict because of the length and variability of the Company’s sales cycle, which has ranged to date from two to 18 months from initial customer contact to the execution of a license agreement. In addition, since a substantial portion of the Company’s revenue is recognized on a percentage-of-completion basis, the timing of revenue recognition for its licenses may be materially and adversely affected by delays or deferrals of customer implementations. Such delays or deferrals may also increase expenses associated with such implementations which would materially and adversely affect related operating margins. The Company’s operating expenses are based in part on planned product and service introductions and anticipated revenue trends and, because a high percentage of these expenses are relatively fixed, a delay in the recognition of revenue from a limited number of transactions could cause significant variations in operating results from quarter-to-quarter and could result in operating losses. To the extent such expenses precede, or are not subsequently followed by, increased revenues, the Company’s results of operations would be materially and adversely affected. As a result of these and other factors, revenues for any quarter are subject to significant variation, and the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. There can be no assurance that the Company will be profitable in any future quarter or that such fluctuations in results of operations will not result in volatility in the price of the Company’s Common Stock. Due to all of the foregoing factors, it is likely that in some future quarter the Company’s results of operations will be below the expectations of public market analysts and investors. In such event, the market price of the Company’s Common Stock will be materially and adversely affected.

Dependence on CreditRevue Product Line. License fees, maintenance fees and third-party computer hardware sales associated with licenses and installations of CreditRevue accounted for the majority of the Company’s revenues through June 30, 2000. Although the Company has introduced its CreditConnection service, the Company expects that revenues generated from licenses and installations of CreditRevue will continue to account for a significant portion of the Company’s revenues for the foreseeable future. The life cycles of the Company’s products and services are difficult to predict due to the effect of new product and service introductions or software enhancements by the Company or its competitors, market acceptance of new and enhanced versions of the Company’s products and services, and competition in the Company’s marketplace. A decline in the demand for CreditRevue, whether as a result of competition, technological change, price reductions or otherwise, would have a material adverse effect on the Company’s business, results of operations and financial condition.

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

Market Acceptance of CreditOnline and CreditConnection; Transition to Transaction-Based Revenue. The Company’s CreditConnection service was commercially introduced in 1996, the Company’s CreditOnline network was introduced in February 1999, and the Company’s CreditRevue Service Bureau service was commercially introduced in January 1998. The CreditConnection service, CreditOnline network and CreditRevue Service Bureau product (which may be introduced in new ASP or other formats, based on the eValuate and CreditRevue software in development) are projected to account for a significant portion of the Company’s revenues in the future. As a result, demand and market acceptance for these services are subject to a high level of uncertainty, and the Company will be heavily dependent on their market acceptance. There can be no assurance that these products and services will be commercially successful. The failure of the Company to generate demand for the CreditConnection service, CreditOnline network or CreditRevue Service Bureau product, or the occurrence of any significant technological problems with such products or services, would have a material adverse effect on the Company’s business, results of operations and financial condition. Historically, virtually all of the Company’s revenues have been derived from license fees, maintenance fees and hardware sales associated with licenses and installations of CreditRevue. Under the terms of its license agreements, a majority of the Company’s revenues are realized during the configuration and installation of CreditRevue. However, the Company anticipates that a significant portion of the Company’s future revenues will be derived from per-usage transaction-based fees and subscription fees charged to credit originators and financial institutions for transactions originated through the CreditConnection service, CreditOnline network and CreditRevue Service Bureau product. There can be no assurance that the Company will successfully manage the transition of a significant portion of its revenues from license-based revenue to transaction-based revenue. The failure of the Company to successfully manage the transition to a transaction-based revenue stream would have a material adverse effect on the Company’s business, results of operations and financial condition.

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

Dependence on Large License Fee Contracts and Customer Concentration. A relatively small number of customers have accounted for a significant percentage of the Company’s revenues. License fees for CreditRevue are based on a percentage-of-completion method on a cost-incurred basis with the final installment being paid in full upon acceptance of the Company’s software. The Company receives continuing revenues on CreditRevue from annual maintenance agreements which commence upon acceptance of the software by the customer. Maintenance agreements are renewable annually by the customer, and the license agreements are generally co-terminous with the maintenance agreements. Although the Company has experienced a high degree of customer loyalty, the Company cannot predict how many maintenance agreements will be renewed or the number of years of renewal. Revenues generated by the Company’s 10 largest customers accounted for 55.1% and 55.4% of total revenues in 1999 and 1998, respectively. None of the Company’s customers individually accounted for 10% or more of total revenues in 1999 and one customer accounted for 10% of revenues in 1998. The Company expects that a limited number of customers will continue to account for a significant percentage of revenue for the foreseeable future. The loss of any major customer or any reduction or delay in orders by any such customer, delay or deferral in configurations or enhancements by such customers or the failure of the Company to successfully market its products or services to new customers, could have a material adverse effect on the Company’s business, results of operations and financial condition.

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

Management of Changing Business. The Company has experienced significant changes in its business, such as a reduction in the Company’s staff and an expansion in the Company’s customer base and the development of new products, services and enhancements to its software. Such changes have placed and may continue to place a significant strain upon the Company’s management, systems and resources. As of June 30, 2000, the Company had 181 employees down from 191 employees at June 30, 1999. The Company’s ability to compete effectively and to manage future changes will require the Company to continue to improve its financial and management controls, reporting systems and procedures and budgeting and forecasting capabilities on a timely basis and expand its sales and marketing work force, and train and manage its employee work force. There can be no assurance that the Company will be able to manage such changes successfully. The Company’s failure to do so could have a material adverse effect upon the Company’s business, results of operations and financial condition.

Dependence on Key Personnel. The Company’s future performance depends in significant part upon the continued service of its key technical, sales and senior management personnel, particularly, Scott L. Freiman, President and Chief Executive Officer. The Company has obtained for key-person life insurance on the life of Mr. Freiman. The loss of the services of one or more of the Company’s executive officers could have a material adverse effect on the Company’s business, results of operations and financial condition. The Company retains its key employees through the use of equity incentive programs, including stock option plans, employee stock purchase plans, and competitive compensation packages. In addition to entering into an employment agreement with Mr. Freiman, the Company entered into employment agreements with Mr. Miles Grody, the Company’s Senior Vice President and President and Chief Executive Officer of the Company’s CMSI Systems subsidiary, Mr. Howard Tischler, the Company’s Senior Vice President and President and Chief Executive Officer of the Company’s Credit Online subsidiary and Mr. Robert Vollono, the Company’s Senior Vice President and Chief Financial Officer . The Company’s future success also depends on its continuing ability to attract and retain highly qualified technical, customer support, sales and managerial personnel. In particular, the Company has encountered difficulties in hiring sufficient numbers of programmers and technical personnel. Competition for qualified personnel is intense, and there can be no assurance that the Company will be able to retain its key technical, sales and managerial employees or that it can attract, assimilate or retain other highly qualified technical, sales and managerial personnel in the future.

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

System Interruption and Security Risks; Potential Liability; Possible Lack of Adequate Insurance; and System Inadequacy. The Company’s operations are dependent, in part, on its ability to protect its system from interruption by damage from fire, earthquake, power loss, telecommunication failure, unauthorized entry or other events beyond the Company’s control. The Company’s computer equipment constituting its central computer system, including its processing operations, is located at a single site. The Company is currently in the process of acquiring and implementing a back-up, off-site processing system capable of fully supporting its operations in the event of system failure. The Company relocated operations to new leased facilities in Annapolis Junction, MD in late 1998. The new facilities, which include a state of the art data center, is primary production center for the Company’s data processing needs. Prior to full implementation of the back up facility, the Company’s operations are subject to substantial risks, including temporary interruptions resulting from damage caused by any one or more of the foregoing factors or due to other causes including computer viruses, hackers or similar disruptive problems. While the Company maintains $1.6 million of property insurance coverage, business interruption insurance coverage, $2.0 million of errors and omissions insurance coverage and $10.0 million of umbrella insurance coverage, such insurance may not be adequate to compensate the Company for all losses that may occur or to provide for costs associated with system failure or business interruption. Any damage or failure that causes interruptions in the Company’s operations could have a material adverse effect on the Company’s business, results of operations and financial condition.

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

Future Capital Needs; Uncertainty of Additional Financing. The Company currently anticipates that its available cash resources combined with anticipated funds from operations will be sufficient to meet its presently anticipated working capital and capital expenditure requirements through 2001. Thereafter, the Company may need to raise additional funds.

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

Government Regulation and Uncertainties of Future Regulation. The Company’s current and prospective customers, which consist of state and federally chartered banks, saving and loan associations, credit unions, consumer finance companies and other consumer lenders, as well as customers in the industries that the Company may target in the future, operate in markets that are subject to extensive and complex federal and state regulations. While the Company is not itself directly subject to such regulations, the Company’s products and services must be designed to work within the extensive and evolving regulatory constraints in which its customers operate. These constraints include federal and state truth-in-lending disclosure rules, state usury laws, the Equal Credit Opportunity Act, the Fair Credit Reporting Act and the Community Reinvestment Act. Furthermore, some consumer groups have expressed concern regarding the privacy and security of automated credit processing, the use of automated credit scoring tools in credit underwriting, and whether electronic lending is a desirable technological development in light of the current level of consumer debt. The failure by the Company’s products and services to support customers’ compliance with current regulations and to address changes in customers’ regulatory environment, or to adapt to such changes in an efficient and cost-effective manner, could have a material adverse effect on the Company’s business, results of operations and financial condition.

Control by Existing Stockholders. Assuming no exercise of outstanding options, James R. DeFrancesco, the Company’s co-founder and Scott L. Freiman, the Company’s President and Chief Executive Officer collectively beneficially own approximately 55% of the outstanding shares of Common Stock. As a result, these stockholders will be able to exercise control over matters requiring stockholder approval, including the election of directors, and the approval of mergers, consolidations and sales of all or substantially all of the assets of the Company. This may prevent or discourage tender offers for the Company’s Common Stock unless the terms are approved by such stockholders.

Possible Volatility of Stock Price. The trading price of the Company’s Common Stock could be subject to significant fluctuations in response to variations in quarterly operating results, the gain or loss of significant orders, changes in earning estimates by analysts, announcements of technological innovations or new products by the Company or its competitors, general conditions in the consumer lending and software industries, credit processing software and services and other events or factors. In addition, the stock market in general has experienced extreme price and volume fluctuations which have affected the market price for many companies in industries similar or related to that of the Company and which have been unrelated to the operating performance of these companies. These market fluctuations may adversely affect the market price of the Company’s Common Stock.

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

PART II — OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     The Company is not a party to any material legal proceedings.

ITEM 2.   CHANGES IN SECURITIES

     None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Company’s Annual Meeting of Stockholders was held on June 29, 2000.

(b)	Not applicable

(c)	Motions before stockholders

(1)	Election of One Director

Name	Votes For	Votes Against	Non Votes	Abstentions
Robert P. Vollono	7,455,014	64,182	0	0

(2)	Approval and Adoption of Amendment to the Company’s 1997 Stock Incentive Plan

Votes For	Votes Against	Non Votes	Abstentions
7,360,775	148,067	0	354

(3)	Ratification of Ernst & Young, LLP as Auditors

Votes For	Votes Against	Non Votes	Abstentions
7,506,298	2,100	0	150

ITEM 5.   OTHER INFORMATION

     None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS.

3.1	Certificate of Incorporation*

3.2	Bylaws of the Company*

4.1	Specimen certificate for Common Stock of the Company*

4.2	See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and Bylaws of the Company defining rights of holders of Common Stock of the Company

10.1	Form of Project Commencement Agreement*

10.2	Form of Software License Agreement*

10.3	Form of Software Maintenance Agreement*

10.4	Form of Professional Services Agreement*

10.5	Form of CreditConnection Lender Agreement (for CreditRevue Licensees)*

10.6	Form of CreditConnection Lender Agreement (for non-CreditRevue Licensees)*

10.7	Form of CreditConnection Dealer Subscription Agreement*

10.8.1	Office Building Lease between Symphony Woods Limited Partnership and the
Company dated October 29, 1993*

10.8.2	Office Building Lease between Symphony Woods Limited Partnership and the
Company dated February 10, 1995*

10.8.3	First Amendment to Lease dated March 29, 1995*

10.8.4	Second Amendment to Lease dated August 12, 1996*

10.8.5	135 National Business Parkway Lease between Constellation Real Estate, Inc.
and the Company dated April 27, 1998

10.8.6	First Amendment of 135 National Business Parkway Lease dated December 23, 1998

10.9	Promissory Note dated December 31, 1995 given by the Company to James R.
DeFrancesco*

10.10	Business Loan Agreement between The Columbia Bank and the Company dated June 10, 1994*

10.11	1996 Credit Management Solutions, Inc. Non-Qualified Stock Option Plan*

10.12	1996 Credit Management Solutions, Inc. Employee Stock Purchase Plan*

10.13	1996 Credit Management Solutions, Inc. Long-Term incentive Plan*

10.14	Form of Tax Indemnification Agreement*

10.15	1996 Credit Management Solutions, Inc. Non-Qualified Stock Option Plan*

10.16	1997 Credit Management Solutions, Inc. Stock Incentive Plan**

10.17	Employment Agreement between Miles Grody and the Company

10.18	Employment Agreement between Scott Freiman and the Company

10.19	Employment Agreement between Robert Vollono and the Company

27	Financial Data Schedule

(b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the quarter for which this report is filed.

*	Incorporated by reference to the Exhibits filed with the Company’s Registration Statement on Form S-1, File NO. 333-14007.

**	Incorporated by reference to the Company’s 1997 Proxy Statement, file no. 000-21735

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2000	CREDIT MANAGEMENT SOLUTIONS, INC. (Registrant) By: /s/ Scott L. Freiman ———————————————————— Scott L. Freiman President, Chief Executive Officer and Director (Principal Executive Officer)
Date: August 14, 2000	By: /s/ Robert P. Vollono ———————————————————— Robert P. Vollono Senior Vice President, Treasurer, Chief Financial Officer and Director (Principal Financial and Accounting Officer)