Form 10-Q
period 2000-09-30
CREDIT MANAGEMENT SOLUTIONS INC
filed 2000-11-14
CIK 1024339

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2000

OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 000-21735 CREDIT MANAGEMENT SOLUTIONS, INC. (exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-1549401 (I.R.S. Employer Identification No.)

135 National Business Parkway, Annapolis Junction, MD 20701 (Address of principal executive offices)	20701 (Zip Code)

Registrant’s telephone number, including area code (301) 362-6000

     FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST REPORT.

     Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,822,081 shares of the Company’s Common Stock, $.01 par value, were outstanding as of November 10, 2000.

CREDIT MANAGEMENT SOLUTIONS, INC. Index to September 30, 2000 Form 10-Q

     UNLESS OTHERWISE INDICATED, REFERENCES IN THIS FORM 10-Q TO THE “COMPANY” MEANS CREDIT MANAGEMENT SOLUTIONS, INC. AND ITS SUBSIDIARIES.

     CreditRevue® and CreditConnection® are registered trademarks of Credit Management Solutions, Inc. All other products, trademarks or service marks mentioned in this document are trademarks or service marks of Credit Management Solutions, Inc., its subsidiaries, or other companies with which they are associated or with which thy have a business relationship.

FORWARD-LOOKING STATEMENTS

     Certain statements in this report, including statements concerning the Company’s strategy, financial performance and revenue sources, are forward-looking statements based on current expectations and entail various risks and uncertainties. Readers are cautioned not to place undue reliance on these forward-looking statements, as the Company’s actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors including, but not limited to, those set forth under the heading “Certain Factors That May Affect Future Results, Financial Condition and the Market Price of Securities” and elsewhere in this report. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company’s other reports filed with the SEC, including the Company’s annual report on Form 10-K with respect to the fiscal year ended December 31, 1999, that attempt to advise interested parties of certain risks and factors that may affect the Company’s business. The following should be read in conjunction with the Company’s consolidated financial statements are notes thereto contained in that filing.

Item I.  FINANCIAL STATEMENTS

CREDIT MANAGEMENT SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2000 (Unaudited)	December 31, 1999
Assets
Current assets:
Cash and cash equivalents	$3,485,722	$3,594,328
Investments available-for-sale	2,322,104	1,316,470
Accounts receivable, net of allowance of $287,993 and
$311,583 in 2000 and 1999, respectively	6,024,597	5,724,256
Costs and estimated earnings in excess of
billings on uncompleted contracts	119,997	5,891
Prepaid expenses and other current assets	306,034	474,725

Total current assets	12,258,454	11,115,670
Property and equipment:
Computer equipment and software	5,663,818	5,234,084
Office furniture and equipment	1,223,036	1,458,793
Leasehold improvements	3,183,459	2,769,926

	10,070,313	9,462,803
Accumulated depreciation and amortization	(4,195,564)	(3,065,136)

	5,874,749	6,397,667
Software development costs, net of accumulated amortization
of $359,165 in 2000 and 1999	3,235,166	1,932,867
Other non-current assets	43,592	46,386

Total assets	$21,411,961	$19,492,590

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$3,285,343	$2,163,044
Accrued payroll and related expenses	1,091,844	722,389
Billings in excess of costs and estimated
earnings on uncompleted contracts	539,580	101,046
Deferred revenue	3,227,702	2,920,904
Current portion of deferred tenant allowance	144,866	144,866
Short-term borrowings	798,000	798,000
Current portion of long-term debt and capital lease obligations	—	25,402

Total current liabilities	9,087,335	6,875,651
Deferred tenant allowance, less current portion	1,032,169	1,140,818

Total liabilities	10,119,504	8,016,469
Shareholders’ equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized;
no shares issued or outstanding	—	—
Common stock, $.01 par value; 40,000,000 shares authorized;
7,822,081 and 7,689,570 shares issued and outstanding at
September 30, 2000 and December 31, 1999, respectively	78,221	76,896
Additional paid-in capital	27,763,822	27,034,049
Accumulated deficit	(16,549,586)	(15,634,824)

Total shareholders’ equity	11,292,457	11,476,121

Total liabilities and shareholders’ equity	$21,411,961	$19,492,590

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

CREDIT MANAGEMENT SOLUTIONS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended, September 30,		Nine Months Ended, September 30,
	2000 (Unaudited)	1999 (Unaudited)	2000 (Unaudited)	1999 (Unaudited)
Revenues:
License and software development fees	$3,269,671	$3,293,727	$9,101,070	$10,606,554
Maintenance fees	1,624,710	1,075,700	4,749,488	3,696,831
Computer hardware sales	15,261	19,686	180,856	1,080,811
Service bureau revenues	1,520,395	872,033	4,241,239	2,149,731

	6,430,037	5,261,146	18,272,653	17,533,927

Costs of revenues:
Cost of license and software
development fees	2,027,350	1,342,110	5,456,791	4,946,470
Cost of maintenance fees	315,504	142,700	1,036,390	713,742
Cost of computer hardware sales	119,474	105,413	403,152	1,324,165
Cost of service bureau	1,019,253	641,044	3,208,581	2,147,066

	3,481,581	2,231,267	10,104,914	9,131,443

Gross Profit	2,948,456	3,029,879	8,167,739	8,402,484

Other operating expenses:
Selling, general and administrative expenses	2,934,739	2,660,617	8,567,806	8,106,202
Research and development costs	115,873	363,021	659,090	1,046,906

	3,050,612	3,023,638	9,226,896	9,153,108

Income (loss) from operations	(102,156)	6,241	(1,059,157)	(750,624)

Other income (expense):
Interest expense	(19,207)	(15,739)	(66,845)	(25,360)
Interest income	78,013	70,596	211,240	245,174

	58,806	54,857	144,395	219,814

Net income (loss)	$(43,350)	$61,098	$(914,762)	$(530,810)

Basic and diluted earnings (loss) per
common share	$(0.01)	$0.01	$(0.12)	$(0.07)

Weighted-average shares used in computation	7,821,665	7,659,848	7,790,569	7,657,191

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

CREDIT MANAGEMENT SOLUTIONS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2000 (Unaudited)	1999 (Unaudited)
Operating activities
Net loss	$(914,762)	$(530,810)
Adjustments:
Depreciation	1,273,401	1,338,433
Amortization of software development costs	—	59,860
Amortization of deferred tenant allowance	(108,649)	—
Loss on disposal of property and equipment	76,294	18,620
Other lease obligations	—	(603,515)
Changes in operating assets and liabilities:
Accounts receivable, net	(300,341)	979,121
Prepaid expenses and other current assets	168,691	(516,652)
Accounts payable	1,122,299	(2,435,878)
Accrued payroll and related expenses	369,455	248,605
Net billings in excess of costs and estimated gross profit
on uncompleted contracts	324,428	(985,351)
Deferred revenue	306,798	23,305

Net cash (used in) provided by operating activities	2,317,614	(2,404,262)

Investing activities
Purchase of investments available-for-sale	(11,175,721)	(19,130,798)
Sale of investments available-for-sale	10,170,087	22,998,682
Proceeds from sale of property and equipment	7,373	49,714
Purchase of property and equipment	(834,150)	(541,108)
Capitalized software development costs	(1,302,299)	(1,484,277)
Increase in other assets	2,794	320

Net cash (used in) provided by investing activities	(3,131,916)	1,892,533

Financing activities
Payments under capital lease obligations and
short-term borrowings	(25,402)	(55,565)
Proceeds from credit line	—	798,000
Proceeds from exercise of stock options	708,329	—
Proceeds from issuance of common stock	22,769	42,284

Net cash provided by financing activities	705,696	784,719

Net change in cash and cash equivalents	(108,606)	272,990

Cash and cash equivalents at beginning of period	3,594,328	3,090,565

Cash and cash equivalents at end of period	$3,485,722	$3,363,555

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

CREDIT MANAGEMENT SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereof included in the Company’s annual report on Form 10-K, for the year ended December 31, 1999. Certain amounts in the 1999 consolidated financial statements have been reclassified to conform to the 2000 presentation.

NOTE 2.  COST AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Uncompleted contracts consist of the following components:

	Balance Sheet Caption
	Costs and Estimated Earnings in Excess of Billings	Billings in Excess of Costs and Estimated Earnings	Total
December 31, 1999:
Cost and estimated earnings	$169,923	$ 261,742	$431,665
Billings	164,032	362,788	526,820

	$ 5,891	$(101,046)	$ (95,155)

September 30, 2000:
Cost and estimated earnings	$698,162	$1,319,480	$2,017,642
Billings	578,165	1,859,060	2,437,225

	$ 119,997	$(539,580)	$ (419,583)

All receivables on contracts in progress are expected to be collected within twelve months.

NOTE 3.  SEGMENT REPORTING

The Company manages its business by focusing on distinct products and services. In prior years the Company was organized into three distinct business lines; Credit Decisioning Systems, e-Commerce and Service Bureau Alliances. In February 2000, the Company formed two new wholly-owned subsidiaries; Credit Online Inc. and CMSI Systems Inc. and reorganized its three business lines into these new subsidiaries during the first quarter of 2000.

	Three Months Ended September 30, 2000
	CMSI Systems	Credit Online	Total
Revenues	$5,064,073	$ 1,365,964	$6,430,037
Segment profit (loss)	2,155,891	(486,736)	1,669,155

	Three Months Ended September 30, 1999
	CMSI Systems	Credit Online	Total
Revenues	$4,719,515	$ 541,631	$5,261,146
Segment profit (loss)	2,120,382	(749,680)	1,370,702

A reconciliation of segment profit for all segments to net income (loss) is as follows:

	Three Months Ended September 30,
	2000	1999
Total segment profit	$ 1,669,155	$ 1,370,702
Unallocated corporate, general and administrative expenses	(1,393,676)	(907,440)
Depreciation and amortization	(377,635)	(457,021)
Net interest income	58,806	54,857

Net income (loss)	$ (43,350)	$ 61,098

	Nine Months Ended September 30, 2000
	CMSI Systems	Credit Online	Total
Revenues	$15,031,076	$ 3,241,577	$18,272,653
Segment profit (loss)	6,455,173	(1,955,734)	4,499,439

	Nine Months Ended September 30, 1999
	CMSI Systems	Credit Online	Total
Revenues	$16,058,337	$ 1,475,590	$17,533,927
Segment profit (loss)	7,121,323	(2,820,508)	4,300,815

A reconciliation of segment profit for all segments to net loss is as follows:

	Nine months ended September 30,
	2000	1999
Total segment profit	$ 4,499,439	$ 4,300,815
Unallocated corporate, general and administrative expenses	(4,285,195)	(3,713,146)
Depreciation and amortization	(1,273,401)	(1,338,293)
Net interest income	144,395	219,814

Net Loss	$ (914,762)	$ (530,810)

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

OVERVIEW

The Company was incorporated in 1987 to commercialize an automated credit processing system developed by James R. DeFrancesco, the Company’s co-founder, and Scott L. Freiman, the Company’s President, Chief Executive Officer and co-founder while they were employed by American Financial Corporation (“AFC”), an automobile finance servicing company owned by Mr. DeFrancesco. AFC was acquired in October 1987 by Perpetual Savings Bank, FSB. Mr. DeFrancesco and Mr. Freiman retained ownership of AFC’s credit processing software which formed the basis for the Company CreditRevue. The Company CreditRevue was initially released in 1988. Since its initial release, the Company has continually enhanced CreditRevue in response to the needs of its customers. Subsequent to the introduction of CreditRevue, the Company introduced a number of related products and services including: CreditConnection Dun & Bradstreet OneScore, Credit Revue Service Bureau, CreditOnline network and eValuate. The Company’s CreditConnection products became commercially available in July 1996. The Dun & Bradstreet OneScore product was commercially released in October 1997. The CreditRevue Service Bureau was introduced in January 1998. The Company’s original service bureau strategy was to enter into marketing alliances with established service bureau providers whereby such providers would re-market CreditRevue Service Bureau to their clients on a transaction fee basis. The Company is changing its service bureau strategy to focus on an application service provider (ASP) or other service bureau model built around it’s eValuate product and an enhanced CreditRevue product offering. New licenses for the original CreditRevue Service Bureau are no longer being offered. Dun & Bradstreet Portfolio Monitoring was introduced in June 1998 and the CreditOnline network, was announced in February 1999. In March 1999, the Company announced the introduction of CreditRevue Maestro, an automated analysis engine for evaluating and decisioning consumer and small business credit applications. During 1999, the CreditRevue Maestro product was renamed eValuate. The Company currently expects eValuate to be released in the fourth quarter of 2000.

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

License fees for CreditRevue are recognized based on a percentage-of-completion method, measured generally on a cost-incurred basis. The Company typically charges a nonrefundable fee of 25% of the preliminary estimate of the total license fee to develop an analysis of the customer’s credit operations and a plan for the configuration and implementation of CreditRevue according to the customer’s requirements. Costs consist primarily of direct labor, temporary contract labor and office space. Contracts in progress are reviewed periodically, and revenues and earnings are adjusted based on revisions in contract value and estimated time to completion. The Company recognizes revenue for maintenance fees pro rata over the term of the related agreement, which is generally one year. Maintenance fees received in advance of revenue recognition are included in deferred revenue. In addition, as a convenience to its customers, the Company offers third-party computer hardware through various reseller arrangements. However, neither third-party hardware nor third-party software sales are a focus of the Company’s overall marketing strategy. For the nine months ended September 30, 2000, revenues from third-party hardware and software sales accounted for 1.0% and 5.5% of total revenues, respectively. Revenues from resales of third-party computer hardware and software are recognized at the time of shipment and installation.

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

As of September 30, 2000, the Company had 19 employees in its sales and marketing organization. The Company intends to hire additional sales and marketing personnel in the future to help the Company expand its market presence. Competition for such personnel is intense, and there can be no assurance that the Company can retain its existing sales personnel or that it can attract, assimilate or retain additional highly qualified sales persons in the future. If the Company is unable to hire such personnel on a timely basis, the Company’s business, results of operations and financial condition could be materially and adversely affected.

RESULTS OF OPERATIONS

Total Revenues. Total revenues increased 22.2% from $5.3 million in the three months ended September 30, 1999 to $6.4 million in the three months ended September 30, 2000. The primary factors affecting revenue growth in the quarter relate to increases in maintenance and service bureau revenues. The Company’s revenues are derived from four sources: license and software development fees, maintenance fees, computer hardware sales and service bureau revenues.

Total revenues increased 4.2% from $17.5 million in the nine months ended September 30, 1999 to $18.3 million in the nine months ended September 30, 2000. Year to year revenue performance was affected by lower revenues in the first quarter due in large part to delays in buying decisions resulting from Year 2000.

License and Software Development Fees. CreditRevue accounted for virtually all of the Company’s license and software development fee revenue through September 30, 2000. License and software development fees remained level at $3.3 million in the three months ended September 30, 1999 and 2000.

License and software development fees decreased 14.2% from $10.6 million for the nine months ended September 30, 1999 to $9.1 million for the nine months ended September 30, 2000, primarily due to Year 2000 related spending freezes implemented by many of the Company’s prospective customers.

Maintenance Fees.  Maintenance fees include fees from software maintenance agreements. Maintenance fees increased 51.1% from $1.1 million in the three months ended September 30, 1999 to $1.6 million in the three months ended September 30, 2000. The growth in these revenues during the periods presented was the result of increased maintenance fees associated with the increased number of licenses of CreditRevue outstanding during such periods. New system implementations coupled with increases of professional services license enhancements resulted in increased base licenses subject to maintenance fees.

Maintenance fees increased 28.5% from $3.7 million for the nine months ended September 30, 1999 to $4.7 million for the nine months ended September 30, 2000. In addition to a growing installed base of CreditRevue systems, maintenance agreements include annual increases for increases in the Consumer Price Index (CPI). The Company increased its standard maintenance fees to 18% from 15% of the license fee for CreditRevue systems installed after 1998. Maintenance fees related to third-party software are included in this category and with the increased number of installed CreditRevue systems, maintenance on the required third-party software is also increasing. The increased system base, increases in the consumer price index and increases to annual maintenance fees, all contributed to this growth in maintenance fee revenue on a year to year basis.

Computer Hardware Sales.  Computer hardware sales revenues decreased 22.5% from $19,700 in the three months ended September 30, 1999 to $15,300 in the three months ended September 30, 2000. Computer hardware sales revenue consists of revenues received from resales of third-party hardware in connection with the license and installation of the Company’s software. The fluctuation in such revenues during these periods is the result of customer purchase preferences for computer hardware systems. In certain instances, CreditRevue customers have volume discount arrangements with hardware resellers making them eligible for discounts greater than those offered by the Company.

Computer hardware sales for the nine months ended September 30, 2000 decreased 83.3% to $0.2 million as compared to $1.1 million for the nine months ended September 30, 1999. Because hardware sales typically occur in conjunction with the sale and implementation of new CreditRevue systems, the higher number of CreditRevue sales during the first six months of 1999 had a direct impact on the higher level of hardware sales during that period.

Service Bureau Fees.  Service Bureau revenues originate from several sources including: CreditConnection transaction and interface fees, Credit Online network fees, Dun & Bradstreet OneScore and Portfolio Management transaction and implementation fees and CreditRevue Service Bureau. Total service bureau revenues increased 74.4% from $0.9 million for the three months ended September 30, 1999, as compared to $1.5 million for the three months ended September 30, 2000. The CreditConnection service and Credit Online network generated $1.3 million of revenue in the quarter ended September 30, 2000 compared to $0.5 million for the period ended September 30, 1999, an increase of 156.6%. Revenue increases are the result of increases in the number of dealers and lenders enrolled in the CreditConnection service and the resulting growth in transaction volume. At September 30, 2000, there were approximately 298 dealers enrolled in the service compared to approximately 220 dealers at September 30, 1999.

Dun & Bradstreet OneScore was commercially released in the fourth quarter of 1997. Portfolio Monitoring and CreditRevue Service Bureau were commercially released in the first quarter of 1999. These products account for an aggregate revenue of $0.2 million in the quarter ended September 30, 2000, which represents a decrease of 38.9% compared to the $0.4 million recorded in the quarter ended September 30, 1999. The decrease in 2000 over 1999 relates to the winding down of the CreditRevue Service Bureau business.

Service bureau revenues increased 97.3% from $2.1 million for the nine months ended September 30, 1999 to $4.2 million for the nine months ended September 30, 2000. Of the total $4.2 million in 2000, CreditConnection-related revenues accounted for $3.1 million, up 156.6% from the $1.3 million reported for the first nine months of 1999. The growth in CreditConnection revenue is related to the increased number of dealers and lenders active on the system at September 30, 2000. The balance of service bureau fees for the first nine months of 2000, totaling $1.1 million, represents revenues related to the CreditRevue service bureau and the Dun & Bradstreet OneScore and Portfolio monitoring services. These other service bureau revenues increased 38.8% from $0.8 million to $1.1 million for the nine months ended September 30, 1999 and 2000, respectively. Approximately $0.6 million of other service bureau revenues in 2000 are attributable to one-time revenues associated with the winding-down of the CreditRevue Service Bureau business.

Cost of License and Software Development Fees.  Cost of license and software development fees consists primarily of salaries and benefits for in-house programmers, the cost of temporary contract labor and costs for office space. Cost of license and software development fees increased 51.1% from $1.3 million in the three months ended September 30, 1999 to $2.0 million in the three months ended September 30, 2000. As a percentage of license fee and software development revenue, cost of license and software development fees were 40.7% and 62.0% in the three months ended September 30, 1999 and 2000, respectively. The increase in cost of license and software fees as a percentage of license and software development fees relates to the fluctuation in the Company’s quarterly revenues and the costs associated with in-house programmers and temporary contract labor. Revenue fluctuations result in corresponding fluctuations in the extent to which the Company employs temporary contractors and may also result in increases or decreases in-house programmer staffing as revenues increase or decrease. Of the $0.7 million increase in costs, $0.3 is the result of increased costs for temporary contractors. The remaining $0.4 million increase relates to office rent reserves that were recorded in 1998 for abandoned office space and reversed in 1999 when the space was subsequently subleased. The reversal of these loss reserves in 1999 is responsible for the increase when comparing 2000 to 1999.

The cost of license and software development fees increased 10.3% from $4.9 million for the nine months ended September 30, 1999 to $5.5 million for the nine months ended September 30, 2000. As a percentage of license and software development revenue, the cost of license and software development fees were 46.6% and 60.0% for the nine months ended September 30, 1999 and 2000, respectively. The use of temporary contractors is primarily responsible for the increase in costs as a percentage of revenue. In order to help ensure that required skills and knowledge are available to implement new systems, the Company retains a core pool of skilled programmers and analysts with expertise in implementing CreditRevue systems. In periods of rapid revenue growth the employee pool is supplemented with temporary contractors. The costs of temporary contractors exceeds the cost of permanent employees and in those instances where temporary contractors must be employed to meet project deadlines, costs as a percent of revenue will increase.

Costs of Maintenance Fees.  Cost of maintenance fees consists primarily of personnel and related costs for customer maintenance and support. Cost of maintenance fees increased 121.1% from $0.1 million in the three months ended September 30, 1999 to $0.3 million in the three months ended September 30, 2000. As a percentage of maintenance fee revenue, cost of maintenance fees was 13.3% and 19.4% in the three months ended September 30, 1999 and 2000, respectively. The dollar increase in the cost of maintenance fees reflects increased costs associated with maintenance for third-party software for which the Company is a reseller. As the number of CreditRevue systems in use increases, the base of installed third-party software is likewise increasing. Compared to third quarter 1999, there were a greater number of third-party software systems under contract. The costs associated with maintenance for these third-party software products resulted in increased costs of maintenance for the current year.

Cost of maintenance fees increased 45.2% from $0.7 million for the nine months ended September 30, 1999 to $1.0 million for the nine months ended September 30, 2000. This increase in costs related directly to the increase in revenues and the increase in third-party software maintenance costs. Cost of maintenance as a percentage of maintenance revenues were 19.3% and 21.8% for the nine months ended September 30, 1999 and 2000, respectively.

Cost of Computer Hardware Sales.   Cost of computer hardware sales consists of the Company’s cost of computer hardware resold to the Company’s customers that are licensing CreditRevue and salaries and benefits for systems integration employees. Cost of computer hardware sales increased 13.3% from $0.1 million in the three months ended September 30, 1999 to $0.1 million in the three months ended September 30, 2000. As a percentage of computer hardware sales revenue, cost of computer hardware sales was 782.9% and 535.5% in the three months ended September 30, 1999 and 2000, respectively. The increase in the cost of computer hardware sales as a percent of revenue is the result of decreased hardware margins resulting from decreased hardware sales, while fixed expenses, primarily personnel-related in nature, remained relatively constant during the same period.

Cost of computer hardware sales decreased 69.6% from $1.3 million for the nine months ended September 30, 1999 to $0.4 million for the nine months ended September 30, 2000. As a percentage of hardware revenues, costs were 122.5% and 222.9% for the nine months ended September 30, 1999 and 2000, respectively. During the period that costs decreased 69.6%, corresponding revenues decreased 83.3%. Costs of computer hardware sales exceeded associated revenues because the Company has certain fixed costs for salaries and benefits for the systems integration staff required to support hardware sales activities.

Cost of Service Bureau Revenues.   Cost of service bureau fees consists primarily of personnel costs associated with the operation and support of the service bureau. Other costs of service bureau revenues include equipment rental expenses, communications network costs from third-parties and hardware and software pass-through expenses. Service bureau costs increased 59.0% from $0.7 million for the three months ended September 30, 1999 to $1.0 million for the three months ended September 30, 2000. Cost of service bureau revenues as a percent of service bureau revenues were 73.5% and 67.0% for the three months ended September 30, 1999 and 2000, respectively. While service bureau costs increased 59.0%, corresponding service bureau revenues increased 74.4%.

Cost of service bureau revenues increased 49.4% from $2.1 million for the nine months ended September 30 1999 to $3.2 million for the nine months ended September 30, 2000. As a percentage of revenues, costs of service bureau were 99.9% and 75.5% for the nine months ended September 30, 1999 and 2000, respectively. While costs increased 49.4%, corresponding revenues increased 97.3%. The increase in costs relates to increased labor costs related to one-time software deliveries for the CreditRevue service bureau and fees associated with alliance partner revenue sharing arrangements for the Credit Connection service.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased 10.3% from $2.7 million in the three months ended September 30, 1999 to $2.9 million in the three months ended September 30, 2000. Of this $0.2 million increase, approximately $0.2 million relates to office rental expense. During 1999, the Company successfully subleased previously abandoned office space for which approximately $0.3 of loss reserves had been established in 1998. The reversal of these loss reserves in 1999 is responsible for the increase when comparing 2000 to 1999.

Selling general and administrative expenses increased 5.7% from $8.1 million for the nine months ended September 30, 1999 to $8.6 million for the nine months ended September 30, 2000. As a percentage of total revenues, selling, general and administrative expenses were 46.2% and 46.9% for the nine months ended September 30, 1999 and 2000, respectively. The increase in selling, general and administrative expenses of $0.5 million on a period to period basis relates to the reversal in 1999 of loss reserves on office space abandoned in 1998 of approximately $0.6 million. Excluding the reversal of the loss reserve, selling, general and administrative expenses on a year-to-year basis would reflect a decrease of approximately $0.1 million, resulting primarily from reduced labor related expenses.

Research and Development Costs.   Research and development costs consist primarily of salaries and benefits for in-house programmers. These costs decreased $0.2 million during the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. Overall research and development staffing at September 30, 2000 was 25 compared to 28 at September 30, 1999. The Company is continuing to capitalize certain development costs associated with the eValuate product until commercial release, which is expected to occur in the fourth quarter of 2000. During the three months ended September 30, 2000, approximately $0.4 million of expenses related to the development of eValuate were capitalized which compares to approximately $0.4 million which was capitalized during the third quarter of 1999. See Note 1 to Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

Research and development costs decreased 37.0%, from $1.0 million for the nine months ended September 30, 1999 to $0.7 million for the nine months ended September 30, 2000. This decrease is attributable primarily to slightly higher levels of capitalized software development expenses during 2000.

Interest Income (Expense).  Net interest income for the three months ended September 30, 2000 of $59,000 was relatively even with net interest income for the three months ended September 30, 1999 of $54,000.

Net interest income decreased 34.3% from $0.2 million for the nine months ended September 30, 1999 to $0.1 million for the nine months ended September 30, 2000. Lower average invested cash balances and increased average outstanding borrowings against the Company’s working capital line of credit are responsible for the decline in net interest income.

LIQUIDITY AND CAPITAL RESOURCES

The Company has primarily funded its working capital needs, operating losses and investments in property and equipment from the net proceeds from the Company’s initial public offering completed in December 1996. During the nine months ended September 30, 1999, the Company consumed net cash in operating activities of $2.4 million. During the nine months ended September 30, 2000, the Company generated $2.3 million of cash in operating activities. The improvement in cash flow from operations results primarily from decreases in working capital investments. The working capital components effecting the greatest change during the quarter were accounts payable and accrued expenses, which consumed $3.7 million less in 2000, and net billings in excess of costs and estimated gross profit on uncompleted contracts, which reflected a net improvement of $1.3 million in 2000 compared to 1999.

The Company’s cash used in investing activities consists principally of investments in property and equipment and capitalized software expenses. During the nine months ended September 30, 1999 and 2000, the Company invested a total of $0.5 and $0.8 million in property and equipment, respectively. These investments were directly attributable to the Company’s growth in operations. The Company does not have any material commitments for the purchase of property and equipment at September 30, 2000. During the nine months ended September 30, 1999 and 2000, the Company invested a total of $1.5 and $1.3 million in capitalized software expenses, respectively.

The Company has historically relied principally on its bank line of credit and proceeds from its initial public offering completed in December 1996 for its financing needs. The Company received $22.6 million of net proceeds from its initial public offering. The Company maintains a secured bank line of credit in the amount of $1.5 million, of which the balance outstanding at September 30, 2000 was approximately $0.8 million. The line of credit bears interest at the bank’s prime rate per annum (9.5% at September 30, 2000). Further, the bank’s line of credit requires the bank’s written consent prior to, among other things, the payment of cash dividends, the Company’s engagement in a substantially different business activity, or the purchase by the Company of any interest in another enterprise or entity.

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

As of September 30, 2000, the analysis, remediation, testing and implementation had been substantially completed for (i) the Company’s customers’ credit decisions systems, (ii) the software and systems comprising the Company’s e-commerce systems, (iii) the Company’s service bureau customers’ systems, and (iv) the Company’s internal products and systems. The Company has not experienced any material disruption to its business associated with the Year 2000 issue. To the Company’s knowledge, none of the Company’s customers has experienced any material disruption to its business which has been associated with the Year 2000 issue in connection with the Company’s products.

For the Year 2000 and beyond, the Company continues to code according to its Year 2000 coding standards. In addition, because system clocks are now in the Year 2000, all testing necessarily includes testing of dates in the Year 2000.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS, FINANCIAL CONDITION AND THE MARKET PRICE OF SECURITIES.

In addition to the other information in this report, the following factors should be carefully considered in evaluating the Company and its business. The risks and uncertainties described below are not the only ones facing the Company and there may be additional risks that the Company does not presently know of or that it currently deems immaterial. All of these risks and uncertainties could cause actual results to differ materially from the results discussed in the forward-looking statements contained in this report. If any of the following risks actually occur, the Company’s business, financial condition, cash flow or results of operations could be materially adversely affected. In such case, the trading price of the Company’s common stock could decline.

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

Dependence on CreditRevue Product Line.  License fees, maintenance fees and third-party computer hardware sales associated with licenses and installations of CreditRevue accounted for the majority of the Company’s revenues through September 30, 2000. Although the Company has introduced its CreditConnection service, the Company expects that revenues generated from licenses and installations of CreditRevue will continue to account for a significant portion of the Company’s revenues for the foreseeable future. The life cycles of the Company’s products and services are difficult to predict due to the effect of new product and service introductions or software enhancements by the Company or its competitors, market acceptance of new and enhanced versions of the Company’s products and services, and competition in the Company’s marketplace. A decline in the demand for CreditRevue, whether as a result of competition, technological change, price reductions or otherwise, would have a material adverse effect on the Company’s business, results of operations and financial condition.

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

Management of Changing Business.  The Company has experienced significant changes in its business, such as a reduction in the Company’s staff and an expansion in the Company’s customer base and the development of new products, services and enhancements to its software. Such changes have placed and may continue to place a significant strain upon the Company’s management, systems and resources. As of September 30, 2000, the Company had 181 employees down from 186 employees at September 30, 1999. The Company’s ability to compete effectively and to manage future changes will require the Company to continue to improve its financial and management controls, reporting systems and procedures and budgeting and forecasting capabilities on a timely basis and expand its sales and marketing work force, and train and manage its employee work force. There can be no assurance that the Company will be able to manage such changes successfully. The Company’s failure to do so could have a material adverse effect upon the Company’s business, results of operations and financial condition.

Dependence on Key Personnel.  The Company’s future performance depends in significant part upon the continued service of its key technical, sales and senior management personnel, particularly, Scott L. Freiman, President and Chief Executive Officer. The Company has obtained for key-person life insurance on the life of Mr. Freiman. The loss of the services of one or more of the Company’s executive officers could have a material adverse effect on the Company’s business, results of operations and financial condition. The Company retains its key employees through the use of equity incentive programs, including stock option plans, employee stock purchase plans, and competitive compensation packages. In addition to entering into an employment agreement with Mr. Freiman, the Company entered into employment agreements with Mr. Miles Grody, the Company’s Senior Vice President and President and Chief Executive Officer of the Company’s CMSI Systems subsidiary, Mr. Howard Tischler, the Company’s Senior Vice President and President and Chief Executive Officer of the Company’s Credit Online subsidiary and Mr. Robert Vollono, the Company’s Senior Vice President and Chief Financial Officer. The Company’s future success also depends on its continuing ability to attract and retain highly qualified technical, customer support, sales and managerial personnel. In particular, the Company has encountered difficulties in hiring sufficient numbers of programmers and technical personnel. Competition for qualified personnel is intense, and there can be no assurance that the Company will be able to retain its key technical, sales and managerial employees or that it can attract, assimilate or retain other highly qualified technical, sales and managerial personnel in the future.

Rapid Technological Change; Risk Associated with New Products, Services or Enhancements.  The credit processing software products and services industry in which the Company competes is characterized by rapid technological change, frequent introductions of new products and services, changes in customer demands and evolving industry standards. The introduction or announcement of new products, services or enhancements by the Company or one or more of its competitors embodying new technologies or changes in industry standards or customer requirements could render the Company’s existing products or services obsolete or unmarketable. Accordingly, the life cycles of the Company’s products are difficult to estimate. The Company’s future results of operations will depend, in part, upon its ability to enhance its products and services and to develop and introduce new products and services on a timely and cost-effective basis that will keep pace with technological developments and evolving industry standards, as well as address the increasingly sophisticated needs of the Company’s customers. There can be no assurance that these new products and services will gain market acceptance or that the Company will be successful in developing and marketing new products or services that respond to technological change, evolving industry standards and changing customer requirements, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products or services, or that its new products or services will adequately meet the requirements of the marketplace and achieve any significant degree of market acceptance. In addition, a majority of the Company’s current products operates in the UNIX operating system. Although the Company’s software is designed to work with other operating environments, a requirement to port to a different operating system could be costly and time consuming and could have a material adverse effect on the Company’s business, results of operations and financial condition. Failure of the Company to develop and introduce, for technological or other reasons, new products and services in a timely and cost-effective manner could have a material adverse effect on the Company’s business, results of operations and financial condition. Furthermore, the introduction or announcement of new product or service offerings or enhancements by the Company or the Company’s competitors may cause customers to defer or forgo purchases of the Company’s products or services, which could have a material adverse effect on the Company’s business, results of operations and financial condition.

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

PART II —OTHER INFORMATION

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

CREDIT MANAGEMENT SOLUTIONS, INC. (Registrant)

Date: November 14, 2000	By: /s/ Scott L. Freiman —————————————— Scott L. Freiman President, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 14, 2000	By: /s/ Robert P. Vollono —————————————— Robert P. Vollono Senior Vice President, Treasurer, Chief Financial Officer and Director (Principal Financial and Accounting Officer)