Form 10-K405
period 2000-12-31
CREDIT MANAGEMENT SOLUTIONS INC
filed 2001-04-02
CIK 1024339

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

                  For the fiscal year ended December 31, 2000
                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

             For the transition period from ________to ___________

                       Commission File Number 000-21735

                       CREDIT MANAGEMENT SOLUTIONS, INC.
            (Exact Name of Registrant as Specified in Its Charter)

           Delaware                                      52-1549401
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

     135 National Business Parkway,                         07012
           Annapolis Junction, MD                         (Zip Code)
(Address of Principal Executive Offices)

(Registrant's Telephone Number, Including Area Code) (301) 362-6000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

     Title of each class               Name of each exchange on which registered
-----------------------------          -----------------------------------------
Common Stock, $0.01 par value                     Nasdaq National Market

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

At March 29, 2001 Credit Management Solutions, Inc. had 7,994,124 shares of Common Stock, par value $0.01, outstanding.

While it is difficult to determine the number of shares owned by non-affiliates, the registrant estimates that the aggregate market value of outstanding Common Stock on March 29, 2001 (based upon the average bid and asked prices of such Common Stock on the Nasdaq National Market on March 29, 2001) held by non-affiliates was approximately $ 17.7 million. For this computation, the registrant has excluded the market value of all shares of its Common Stock reported as beneficially owned by officers, directors and certain significant stockholders of the registrant. Such exclusion shall not be deemed to constitute an admission that any such stockholder is an affiliate of the registrant.

This Annual Report on Form 10K includes statements which may constitute forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements in this Report that are not strictly historical are "forward-looking" statements, which are subject to the many risks and uncertainties that exist in the Company's operations and business environment. These risks and uncertainties may cause actual results to differ materially from the expected results and include, but are not limited to, the risk that the proposed merger with The First American Corporation may not be completed, the Company's dependence upon the CreditRevue product line, the limited market acceptance to date of the Company's CreditOnline network and CreditConnection service, and other risks which are set forth in more detail below in "Business - Risk Factors," as well as in other reports and documents filed with the Securities and Exchange Commission.

PART I

Item 1.  Business.

     Credit Management Solutions, Inc. ("CMSI" or the "Company") provides solutions and services for automation of the consumer and small business credit analysis, approval and funding processes. Products and services offered by CMSI or its subsidiaries are used in a wide range of credit products, including vehicle loans and leases, home equity loans, student loans, telecommunications services, credit cards and small business credit. CMSI's primary products and services include:

 . The CreditRevue software, which automates the entire credit application process -- from the entry of the credit application, through the making of the credit decision, to the transfer of the funding information to the credit provider's servicing system;

 . The eValuate software, which is designed to work with a credit provider's chosen credit origination application workflow system to provide background credit analysis, decisioning and pricing capabilities, based on client-defined criteria;

 . The CreditOnline online network, which links funding sources, credit information providers, and sources of credit origination, such as financing Web sites and retail management systems; and

 . The CreditConnection service, which allows automobile dealers and other credit originators to submit credit applications to multiple lenders, retrieve and analyze credit information, and manage the credit application process through features such as workflow management tools, a payment calculator and receipt of news bulletins from participating funding sources.

Recent Event

On January 30, 2001, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with The First American Corporation, a California corporation ("First American"), and Rusti Corp., a wholly-owned subsidiary of First American. If the merger contemplated by the Merger

Agreement is completed, the Company's stockholders will receive, for each share of CMSI stock held by them, the right to receive such fraction of a share of First American common stock equal to the quotient (rounded to the nearest ten-thousandth decimal place) resulting from the division of $6.25 by the average closing price per share of First American common stock as reported on the New York Stock Exchange for the ten trading days ended on the third trading day prior to the special meeting of CMSI's stockholders to be held for the purpose of voting upon the merger; provided that if the average closing price is greater than $30 per share, such average closing price shall be deemed to be $30 per share, and if the average closing price is less than $22 per share, such average closing price shall be deemed to be $22 per share. Consummation of the merger is subject to various conditions, including, among other things, receipt of the necessary approvals of the stockholders of CMSI, performance of covenants and agreements by the parties and other customary terms. The merger is intended to constitute a reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended. The companies expect the transaction to be completed in the second quarter of 2001.

Products and Services

  CreditRevue

     CreditRevue is a UNIX-based software solution designed to automate the credit application process from the entry of the credit application to the credit decision, through the transfer of the funding information to the lender's servicing system. Using CreditRevue, a lender can automate the analysis of a wide range of consumer lending products, including vehicle loans and leases, home equity loans, student loans, telecommunications services and credit cards. Before CreditRevue is installed, the Company completes a review of the lender's credit application processing environment. CreditRevue is then configured to address the lender's specifications, including the lender's underwriting, approval and funding processes. The Company designs interfaces from CreditRevue to the lender's other related systems, such as its branch automation software, customer information repository and loan servicing software.

The Company also markets the following supplemental CreditRevue products:

 .    CreditRevue Student Lending is a specialized version of CreditRevue which, in addition to providing the full functionality of CreditRevue, is configured to support the requirements of the student lending marketplace.

 .    CreditRevue Service Bureau is a product designed to allow lenders to connect multiple terminals or personal computers to a service bureau system in order to make use of the CreditRevue functionality. CreditRevue Service Bureau was designed to be used by small and medium sized financial institutions seeking to minimize the up-front hardware and software costs of an in-house system. The Company's original strategy was to enter into marketing alliances with established service bureau providers whereby such providers would re-market CreditRevue Service Bureau to their clients on a transaction fee basis. For the original CreditRevue Service Bureau product, the Company has converted its three strategic alliances into license agreements. The Company is considering changing its strategy to focus on an application service provider (ASP) or other service bureau model built around it's eValuate product and an enhanced CreditRevue product offering. The Company does not expect to offer new licenses for the original CreditRevue Service Bureau product.

The Company also plans to release the eValuate software. The Company expects that the eValuate software will provide background credit analysis, decisioning and pricing, based on client-defined criteria. The eValuate software is being designed to work with the CreditRevue software or the customer's alternative credit origination workflow system.

In conjunction with Dun & Bradstreet ("D&B") the Company also provides the following credit processing products:

 .    OneScore is a credit scoring product designed to assess credit risks associated with small businesses. Using advanced statistical techniques, D&B has developed a blended scoring model that permits D&B's comprehensive commercial information to be combined with information regarding the principals of the business concerned. The consumer information is provided by independent consumer bureaus to help customers better assess credit risks in dealings with smaller businesses. The Company uses its proprietary credit processing software to implement the D&B model on behalf of OneScore customers enrolled by D&B. This is a transaction fee-oriented service for which the Company receives a fee for each OneScore generated by a D&B client.

 .    Dun & Bradstreet Portfolio Monitoring Service allows businesses to proactively monitor individual small business credit relationships, automate various credit analyses and reporting functions, and identify cross-sales opportunities. The service is based on D&B's standard and custom credit scoring services and the Company's data integration and systems capabilities. The service offers standard and custom management reports and can forward processed portfolio accounts to a customer's internal data warehouse. The standard monitoring service uses OneScore. Customers can also use custom scorecards to process their internal account performance data with external commercial and/or consumer data. The advanced statistical scorecard provides a business with a customized view of the changing risk profiles in its small business portfolio. This is a transaction fee-oriented service for which the Company receives fees based upon the number of small business accounts monitored, the monitoring frequency and the amount of custom development work selected.


   CreditOnline Network and CreditConnection Service

     The CreditOnline network offers connectivity between points of credit origination, such as automobile dealers, and funding sources. The CreditOnline network originated as part of the CreditConnection service, which was created to connect automobile dealers to lenders. In 1999, the Company introduced the CreditOnline network, which expanded the CreditConnection service to link other sources of credit applications, such as Internet financing Web sites, to funding sources. This connectivity enables the Company to offer a comprehensive "click-and-mortar" strategy for online financing designed to service three types of users -- lenders, credit originators such as dealers, and consumers. The CreditOnline network offers this connectivity, plus value-added services like workflow management and management reporting, for both dealers and lenders.

     Today, the CreditOnline network acts as a portal to the credit origination systems of many leading lending institutions. It also serves as a gateway to major consumer and business credit bureaus and provides an interface to several dealer management systems.

     The CreditOnline network supports several models of Internet financing, as follows:

     1. In the "lender-centric model", the CreditOnline network can be used to connect a lender's Web site to the lender's credit origination system. The CreditOnline network can also be used to transmit credit applications from one lender to another -- a service the Company calls CreditOnline LenderLink.

     2. The CreditOnline network also supports a "dealer-centric" model, in which an automobile dealer uses the CreditConnection Service to submit credit applications to funding sources and receive decisions from the funding sources. A dealer also may enable its Web site to transmit credit applications entered by consumers to funding sources and receive related credit decisions.

     3. A third model of Internet financing, "consumer-centric", allows a consumer to apply for credit with multiple financial institutions through a "loan marketplace" provided by a third party. For example, the Company's strategic alliance with Lending Tree allows automobile credit applications completed on Lending Tree's Web site to be transmitted to multiple funding sources through the CreditOnline network.

     There are two primary means for gaining access to the CreditOnline network:

     1.   CreditOnline Gateway

          The CreditOnline Gateway provides a standard interface for sending credit applications to lenders and for receiving credit decisions back from lenders. It also offers a standard interface for requesting credit bureau reports.

     2.   CreditConnection Service

          Under the current model, the CreditConnection service provides a set of tools for subscribing dealers. The tools allow dealers to submit credit applications to funding sources on the CreditOnline network and receive credit decisions from those funding sources. The dealer also can request one or more credit bureaus to be reviewed in several different formats. The dealer can select one or more lending institutions to which the credit application should be sent, and can specify criteria which determine how the application is to be sequenced and forwarded to secondary sources. The dealer can then view the lenders' credit decisions online. The CreditConnection service provides several other features to dealerships, including workflow management tools, payment calculators and the ability to receive news bulletins from participating funding sources.

     Many of the Company's prior agreements with subscribing lending institutions require that the Company and lending institution implement a marketing plan describing how the lending institution will utilize its sales force to increase dealership subscriptions to the CreditConnection service. The Company's current standard agreements for subscribing lending institutions, however, do not include this requirement. The Company also has been pursuing re-marketing arrangements for the CreditConnection service with vendors that provide automated systems for dealer management and operations. The Company has signed strategic alliance agreements with the Dealer Service's Group of ADP ("ADP"), Universal Computer Systems ("UCS"), and Advent Resources ("Advent") to re-market the CreditConnection service. These agreements provide that such parties are to offer the CreditConnection service as their standard approach to establishing electronic interfaces between dealerships and financial institutions. Under certain limited circumstances, these re-marketers may provide an interface that is different from the Company's. It is the Company's understanding that ADP, UCS, and Advent do not currently re-market any third party products or services that compete with the CreditConnection service. In addition, the Company has entered into agreements with other providers of dealer management systems or support, or Web sites used in the credit application process, under which those providers re-market the CreditConnection service or CreditOnline network. See "--Sales and Marketing."

Customers

     The Company's customers are categorized by product type. With respect to the CreditRevue product, the Company has over 35 customers, including banks, savings and loan associations, finance companies, sub-prime lenders, leasing companies, student lenders and telecommunications companies. The Company intends to continue to focus on the financial services industry and to target the student lending, insurance, telecommunications, utilities and healthcare industries. With regards to its CreditConnection service, at December 31, 2000, the Company had contractual relationships with 30 lenders. The Company has developed electronic connections linking 24 financial institutions to the CreditConnection service.

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of those customers who have accounted for 10% or more of the Company's revenues in either of the past two fiscal years.

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

     As of December 31, 2000, the Company's product development staff consisted of 27 employees. The Company anticipates that it will continue to commit resources to product development in the future.

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

     As of December 31, 2000, the Company's dedicated customer service and support team included 22 employees. The Company's support personnel are available to its customers 24 hours a day, 7 days a week through a hotline. The Company tracks each customer's service history to identify trends or problem areas and to recommend solution strategies. Most customer support questions are answered during the initial call. The Company can access a customer's system through a modem to diagnose the situation and implement corrective measures, if necessary. The Company also makes on-site visits for emergency or serious problem situations.

     The Company believes that its customers typically base their decisions to purchase the Company's products and services partly on the support and maintenance offered with such products and services. The Company intends to continue to strengthen its support team and reputation by adding professional personnel with significant experience in the financial services and software industries.

Sales and Marketing

     As of December 31, 2000, the Company's sales and marketing organization consisted of 23 employees, 13 of whom were based at the Company's corporate headquarters in Annapolis Junction, Maryland. To support its sales force, the Company conducts comprehensive marketing programs, which include direct mail, public relations, seminars, trade shows and ongoing customer communications programs.

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

     The Company employs an indirect sales strategy for the CreditConnection service and CreditOnline network by supporting the sales efforts of certain financial institutions which have well-established relationships with many of the automobile dealerships in the United States. The Company supports these indirect sales channels through a variety of marketing communications efforts including the development of brochures and direct mail pieces, production of sales videos, participation in trade shows and conferences, support for bank dealer focus groups, advertising, press relations and seminar support.

     In November 1996, the Company entered into an agreement to form a strategic alliance with the Dealer Services Group of ADP. The Company and ADP have integrated CreditConnection with ADP's automated dealership management and operations systems so that ADP may re-market and license CreditConnection to ADP's automobile dealer customers. In exchange for its services, ADP is entitled to a percentage of the net revenues from transactions generated by ADP's dealers. In addition, pursuant to the agreement, ADP has the right to name one director to the Company's Board of Directors. In August 1997, the Company entered into an agreement to form a strategic alliance with UCS whereby UCS may re-market and license the CreditConnection service to UCS's automobile dealer customers. In May 1999, the Company entered into an agreement to form a strategic alliance with Advent whereby Advent may re-market and license the CreditConnection service to Advent's automobile dealer customers. In addition, the Company has entered into agreements with other providers of dealer management systems or support, or Web sites used in the credit application process, under which those providers re-market the CreditConnection service or CreditOnline network.

Backlog

     At December 31, 2000, the Company had entered into contracts for its services for which $0.8 million of revenues will be recognized in future periods. At December 31, 1999, the comparable amount was $1.1 million.

Competition

     The credit processing software and services industry is intensely competitive and rapidly changing. The Company believes its ability to compete depends upon many factors within and outside its control, including the timing and market acceptance of new products and services and enhancements developed by the Company and its competitors, including (i) application software companies,
(ii) management information systems departments of potential customers, (iii) third-party professional services organizations, and (iv) computer services outsourcing providers which offer service bureau-based credit processing solutions. The Company believes that competitors for CreditRevue include American Management Systems, Inc., Appro Systems, Inc., Alltel Corporation, Fair, Isaac and Company, Inc., CFI ProServices, Inc., Affinity Technology Group, Inc., HNC Software and Lightbridge, Inc.

     The market for online credit origination also is intensely competitive and changes rapidly. The identities of competitors and the exact nature of their offerings are subject to change and may not be known with certainty at any given time. Currently, with respect to automobile lending, the Company believes that the following entities have introduced or announced an intent to introduce offerings competitive with the CreditConnection service or CreditOnline network in the market for online automotive lending: e-fin (in which The Reynolds & Reynolds Company has an interest), American Management Systems, Inc. and Dealer Trak. Single lender online lending solutions also may be competitors of the CreditConnection service or the CreditOnline network. In addition, various entities have introduced or announced offerings in the marketplaces for online lending other than automotive finance, such as mortgage and business-to-business lending, which also may compete with the CreditConnection service or the CreditOnline network.

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

     Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on the Company's business, results of operations and financial condition. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures will not have a material adverse effect on the Company's business, results of operations and financial condition.

Intellectual Property and Other Proprietary Rights

     The Company's success is heavily dependent upon its proprietary technology. The Company regards its software products and services as proprietary, and relies primarily on a combination of copyright protection, patent protection, trade secrets protection, confidentiality agreements and contractual provisions to protect its proprietary rights. The Company has no patents on its CreditRevue products currently in commercial use, and existing trade secrets, copyright laws and contractual provisions afford only limited protection. In March 1999, the U.S. Patent and Trademark Office issued the Company U.S. Patent 5,878,403 on the technology supporting its CreditConnection service and CreditOnline network. There can be no assurance this patent would survive a legal challenge to its validity or provide adequate protection. Furthermore, there can be no assurance that others will not design around any patents issued to the Company.

     It is the Company's policy to generally enter into confidentiality and assignment agreements with its employees. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use the Company's products or technology without authorization, to obtain and use information that the Company regards as proprietary, or to develop similar or superior products or technology independently. Policing unauthorized use of the Company's products is difficult, and while the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem, particularly in international markets and as a result of the growing use of the Internet. The source code for the Company's proprietary software is protected both as a trade secret and as a copyrighted work. The Company has in the past and may in the future make source code for one or more of its products available to certain of its customers and strategic partners, which may increase the likelihood of misappropriation or other misuse of the Company's software. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technologies.

CREDITCONNECTION, CREDIT CONNECTION, CREDITONLINE, CREDIT ONLINE, CREDITREVUE, EVALUATE, INCREDIT, LEAPSPEED, LENDERLINK and ORIGENATE, the associated logos and designs, and the Company logos and designs, are trademarks, tradenames or registered trademarks of the Company. The Company is not aware that any of its products, services, trademarks or other proprietary rights infringes the proprietary rights of third parties. However, there can be no assurance that third parties will not assert infringement claims against the Company in the future with respect to current or future products or services. As the number of software and online credit products and services in the industry increases and the functionality of these products and services further overlaps, the Company believes that software developers and online credit product and service providers may become increasingly subject to infringement claims. Furthermore, there can be no assurance that former employers of the Company's present and future employees will not assert claims that such employees have improperly disclosed confidential or proprietary information to the Company. Any such claims, with or without merit, can be time consuming and expensive to defend, cause product and service delays, or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company, or at all, which could have a material adverse effect on the Company's business, results of operations and financial condition.

Employees

     As of December 31, 2000, the Company had 193 full time employees, including 27 in product development, 121 in technical operations, 23 in sales and marketing and 22 in finance and administration. The Company's employees are not covered by any collective bargaining agreements. The Company has experienced no work stoppages and believes that its relations with its employees are good.

Financial Information About Geographic Areas

     Substantially all of the Company's revenues and assets are attributed to or located in the United States.

Financial Information About Segments

     The Company currently has two reportable operating segments: CMSI Systems, Inc. and Credit Online, Inc. See Note 13 in the Notes to the Consolidated Financial Statements attached to this Report for more information about the Company's reportable segments.

Risk Factors

     In addition to the other information in this Form 10-K, the following risk factors should be carefully considered in evaluating the Company and its business because such factors may have a significant impact on the Company's business, operating results and financial condition. If any of the risks set forth in this Form 10-K or in the Company's other Securities and Exchange Commission filings actually occur, the Company's business, financial conditions and results of operations could be materially adversely affected.

  The Proposed Merger with First American May Not Be Completed

     If the proposed merger with First American is not completed for any reason, the Company may be subject to a number of material risks, including the following:

     . the price of the Company's common stock may decline to the extent that the current market price reflects a market assumption that the merger will be completed; and

     . costs related to the merger, such as legal, accounting and financial advisor fees, must be paid even if the merger is not completed.

     In addition, the Company's customers and suppliers, in response to the announcement of the merger, may delay or defer decisions concerning the Company or decide to terminate their relationships with the Company. Any delay or deferral in those decisions or any decision to terminate such relationships by the Company's customers or suppliers could have a material adverse effect on the Company's business. Similarly, this could adversely affect the Company's ability to attract and maintain key management, sales, marketing and technical personnel.

     Further, if the merger is terminated and the Company's Board of Directors determines to seek another merger or business combination, there can be no assurance that it will be able to find a partner willing to pay an equivalent or more attractive price than the price to be paid in the merger. In addition, during the period in which the merger agreement is in effect, and subject to very narrowly-defined exceptions, the Company is prohibited from soliciting, initiating, knowingly encouraging, endorsing or entering into any competing transaction.


   Uncertainty of Future Results of Operations; Fluctuations in Quarterly Results of Operations

     Prior growth rates in the Company's revenue and net income should not be considered indicative of future results of operations. Future results of operations will depend upon many factors, including market acceptance of new services, such as the Company's CreditConnection, eValuate and CreditOnline products and services, the demand for the Company's products and services, the success of the Company's relationships with third party re-marketers of the CreditConnection service and CreditOnline network, the successful transition from predominantly license fee-based revenue to predominantly transaction fee-based revenue, the timing of new product and service introductions and software enhancements by the Company or its competitors, the level of product, service and price competition, the length of the Company's sales cycle, the size and timing of individual transactions, the delay or deferral of customer implementations, the Company's success in expanding its customer support organization, direct sales force and indirect distribution channels, the nature and timing of significant marketing programs, the mix of products and services sold, the timing of new hires, the ability of the Company to develop and market new products and services and control costs, competitive conditions in the industry and general economic conditions. In addition, the decision to implement the Company's products or services typically involves a significant commitment of customer resources and is subject to the budget cycles of the Company's customers. Licenses of CreditRevue generally reflect a relatively high amount of revenue per order. The Company typically enters into an initial contract with each client for the purposes of developing an analysis of the customer's credit operations and a functional specification for the customer's proposed CreditRevue system. Following this initial contract phase, customers may elect to not proceed with the CreditRevue license and system implementation. The loss, cancellation or delay of individual orders, therefore, would have a significant impact on the Company's revenue and quarterly results of operations. The timing of revenue is difficult to predict because of the length and variability of the Company's sales cycle, which has ranged to date from two to 18 months from initial customer contact to the execution of a license agreement. In addition, since a substantial portion of the Company's revenue is recognized on a percentage-of-completion basis, the timing of revenue recognition for its licenses may be materially and adversely affected by delays, deferrals or cancellation of customer implementations. Such delays or deferrals may also increase expenses associated with such implementations which would materially and adversely affect related operating margins. The Company's operating expenses are based in part on planned product and service introductions and anticipated revenue trends and, because a high percentage of these expenses are relatively fixed, a delay in the recognition of revenue from a limited number of transactions could cause significant variations in operating results from quarter-to-quarter and could result in operating losses. To the extent such expenses precede, or are not subsequently followed by, increased revenues, the Company's results of operations could be materially and adversely affected. As a result of these and other factors, revenues for any quarter are subject to significant variation, and the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. There can be no assurance that the Company will be profitable in any future quarter or that such fluctuations in results of operations will not result in volatility in the price of the Company's Common Stock. Due to all of the foregoing factors, it is likely that in some future quarter the Company's results of operations will be below the expectations of public market analysts and investors. In such event, the market price of the Company's Common Stock may be materially and adversely affected. See "-- Market Acceptance of CreditOnline and CreditConnection; Transition to Transaction-Based Revenue" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  Dependence on CreditRevue Product Line

     License fees, maintenance fees and third-party computer hardware sales associated with licenses and installations of CreditRevue accounted for the majority of the Company's revenues through December 31, 2000. Although the Company introduced its CreditConnection service in the fourth quarter of 1996, its Dun & Bradstreet OneScore Service in the fourth quarter of 1997, its CreditRevue Service Bureau in January 1998, and its CreditOnline network in February 1999, the Company expects that revenues generated from licenses and installations of CreditRevue will continue to account for a significant portion of the Company's revenues for the foreseeable future. The life cycles of the Company's products and services are difficult to predict due to the effect of new product and service introductions or software enhancements by the Company or its competitors, market acceptance of new and enhanced versions of the Company's products and services, and competition in the Company's marketplace. A decline in the demand for CreditRevue, whether as a result of competition, technological change, price reductions or otherwise, could have a material adverse effect on the Company's business, results of operations and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

  Market Acceptance of CreditOnline and CreditConnection; Transition to
   Transaction-Based Revenue

     The Company's CreditConnection service was commercially introduced in 1996, and the Company's CreditOnline network was introduced in February 1999. The CreditConnection service and CreditOnline network are projected to account for a significant portion of the Company's revenues in the future. As a result, demand and market acceptance for these services are subject to a high level of uncertainty, and the Company will be heavily dependent on their market acceptance. There can be no assurance that these products and services will be commercially successful. The failure of the Company to generate demand for the CreditConnection service or CreditOnline network, or the occurrence of any significant technological problems with such products or services, could have a material adverse effect on the Company's business, results of operations and financial condition. Historically, the majority of the Company's revenues have been derived from license fees, maintenance fees and hardware sales associated with licenses and installations of CreditRevue. Under the terms of its license agreements, a majority of the Company's revenues are realized during the configuration and installation of CreditRevue and the subsequent custom enhancements provided by the Company's professional services staff. However, the Company anticipates that a significant portion of the Company's future revenues will be derived from per-usage transaction-based fees and subscription fees charged to credit originators and financial institutions for transactions originated through the CreditConnection service or CreditOnline network. There can be no assurance that the Company will successfully manage the transition of a significant portion of its revenues from license-based revenue to transaction-based revenue. The failure of the Company to successfully manage the transition to a transaction-based revenue stream would have a material adverse effect on the Company's business, results of operations and financial condition.

  Reliance on Certain Relationships

     The Company has established relationships with a number of companies that it believes are important to its sales, marketing and support activities, as well as to its product, service and software development efforts. The Company has relationships with automated scorecard companies, hardware vendors and credit bureaus. There can be no assurance that these relationships will be successful on an ongoing basis. Moreover, there can be no assurance that these companies, most of which have significantly greater financial and marketing resources than the Company, will not develop or market products and services which will compete with the Company's products and services in the future. Furthermore, since many of these relationships are informal in nature, they are terminable by either party at will. Other relationships are terminable by either party after a relatively short notice period. There can be no assurance that these companies will not otherwise discontinue their relationships with or support of the Company. The failure by the Company to leverage and maintain its existing relationships or to establish new relationships in the future, because of a divergence of interests, acquisition of one or more of these third parties or other reasons could have a material adverse effect on the Company's business, results of operations and financial condition. See "--Sales and Marketing."

     In addition, the Company has formed strategic alliances with companies that re-market the CreditConnection service or CreditOnline network, and with D&B for the marketing of OneScore and Portfolio Monitoring. There can be no assurance that these relationships will be successful. Moreover, there can be no assurance that these companies will actively re-market the CreditConnection service, CreditOnline network or OneScore or Portfolio Monitoring. The failure by the Company to leverage and maintain its existing re-marketing relationships, or to establish new relationships in the future, because of a divergence of interests, acquisition of one or more of these third parties or other reasons, could have a material adverse effect on the Company's business, results of operations and financial condition. See "-- Sales and Marketing."

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

Although the Company has experienced a high degree of customer loyalty, the Company cannot predict how many maintenance agreements will be renewed or the number of years of renewal. Revenues generated by the Company's ten largest customers accounted for 56.6% and 55.1% of total revenues in 2000 and 1999, respectively. One of the Company's customers individually accounted for 10% or more of total revenues in 2000. None of the Company's customers individually accounted for 10% or more of total revenues in 1999. The Company expects that a limited number of customers will continue to account for a significant percentage of revenue for the foreseeable future. The loss of any major customer or any reduction or delay in orders by any such customer, delay or deferral in configurations or enhancements by such customers, termination of orders by any such customer, or the failure of the Company to successfully market its products or services to new customers, could have a material adverse effect on the Company's business, results of operations and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."


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

  Management of Changing Business

     The Company has experienced significant changes in its business, including changes in the Company's staff and customer base and the development of new products, services and enhancements to its software, including the commercial release of CreditConnection in 1996, CreditRevue Service Bureau in 1998 and the CreditOnline network in 1999. Such changes have placed, and may continue to place, a significant strain upon the Company's management, systems and resources. The Company's ability to compete effectively and to manage future changes will require the Company to continue to improve its financial and management controls, reporting systems and procedures, budgeting and forecasting capabilities on a timely basis, expand its sales and marketing work force and train and manage its employee work force. There can be no assurance that the Company, or the Company's current management, will be able to manage such changes successfully. The Company's failure to do so could have a material adverse effect upon the Company's business, results of operations and financial condition. See "-- Sales and Marketing."

  Dependence on Key Personnel

     The Company's future performance depends in significant part upon the continued service of its key technical, sales and senior management personnel, particularly Scott L. Freiman, President and Chief Executive Officer. The Company has obtained key-person life insurance on the life of Mr. Freiman, although the Company does not believe that such insurance is adequate to compensate for the loss of Mr. Freiman. The loss of the services of one or more of the Company's executive officers could have a material adverse effect on the Company's business, results of operations and financial condition. The Company retains its key employees through the use of equity incentive programs, including stock option plans, employee stock purchase plans, and competitive compensation packages. Although the Company has entered into employment agreements with its executive officers, there can be no assurances that it will be successful in retaining such personnel. The Company's future success also depends on its continuing ability to attract and retain highly qualified managerial, sales, technical, and customer support personnel. In particular, the Company has encountered difficulties in hiring sufficient numbers of programmers and technical personnel. Competition for qualified personnel is intense, and there can be no assurance that the Company will be able to retain its key technical, sales and managerial employees or that it can attract, assimilate or retain other highly qualified technical, sales and managerial personnel in the future.

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

  System Interruption and Security Risks; Potential Liability;
   Possible Lack of Adequate Insurance; and System Inadequacy

     The Company's operations are dependent, in part, on its ability to protect its system from interruption by damage from fire, earthquake, power loss, telecommunication failure, unauthorized entry or other events beyond the Company's control. The Company's computer equipment constituting its central computer system, including its processing operations, is currently located at a single site. The Company relocated operations to new leased facilities in Annapolis Junction, Maryland in late 1998. The new facilities, which include the Company's main data center, have become the primary production center for the Company's data processing needs. The Company currently does not have a separate back-up facility to mitigate certain substantial risks to the Company's operations, including temporary interruptions resulting from damage caused by any one or more of the foregoing factors or due to other causes including computer viruses, hackers or similar disruptive problems. While the Company maintains $1.6 million of property insurance coverage, business interruption insurance coverage, $2.0 million of errors and omissions insurance coverage and $10.0 million of umbrella insurance coverage, such insurance may not be adequate to compensate the Company for all losses that may occur or to provide for costs associated with system failure or business interruption. Any damage or failure that causes interruptions in the Company's operations could have a material adverse effect on the Company's business, results of operations and financial condition.

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

  Future Capital Needs; Uncertainty of Additional Financing

     The Company currently anticipates that its available cash resources combined with anticipated funds from operations and its bank line of credit will be sufficient to meet its presently anticipated working capital and capital expenditure and debt repayment requirements through 2001. Thereafter, in the event that the proposed merger with First American is not completed, the Company may need to raise additional funds. The Company may need to raise additional funds sooner in order to fund more rapid expansion, to develop new or enhanced products and services, to respond to competitive pressures or to acquire complementary businesses or technologies. If additional funds are raised through the issuance of equity securities, the percentage ownership of the shareholders of the Company will be reduced, shareholders may experience additional dilution, or such equity securities may have rights, preferences or privileges senior to those of the holders of the Company's Common Stock. There can be no assurance that additional financing will be available when needed on terms favorable to the Company or at all. If adequate funds are not available or are not available on acceptable terms, the Company may be unable to develop or enhance its products and services, take advantage of future opportunities or respond to competitive pressures, which could have a material adverse effect on the Company's business, results of operations and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of

Operations-- Liquidity and Capital Resources."

  Government Regulation and Uncertainties of Future Regulation

     The Company's current and prospective customers, which consist of state and federally chartered banks, savings and loan associations, credit unions, consumer finance companies and other consumer lenders, as well as customers in the industries that the Company may target in the future, operate in markets that are subject to extensive and complex federal and state regulations. While the Company may not itself be directly subject to such regulations, the Company's products and services must be designed to work within the extensive and evolving regulatory constraints in which its customers operate. These constraints include federal and state truth-in-lending disclosure rules, state usury laws, the Equal Credit Opportunity Act, the Fair Credit Reporting Act and the Community Reinvestment Act. Furthermore, some consumer groups have expressed concern regarding the privacy and security of automated credit processing, the use of automated credit scoring tools in credit underwriting and whether electronic lending is a desirable technological development in light of the current level of consumer debt. The failure by the Company's products and services to support customers' or the Company's compliance with current regulations and to address changes in customers' or the Company's regulatory environments, or to adapt to such changes in an efficient and cost-effective manner, could have a material adverse effect on the Company's business, results of operations and financial condition.

  Control by Existing Shareholders

     Assuming no exercise of outstanding options, James R. DeFrancesco co-founder and Director of the Company, and Scott L. Freiman, the Company's President and Chief Executive Officer, collectively beneficially own approximately 49% of the outstanding shares of Common Stock. As a result, these stockholders will be able to exercise control over matters requiring shareholders approval, including the election of directors, and the approval of mergers, consolidations and sales of all or substantially all of the assets of the Company, including the upcoming vote on the Company's proposed merger with First American. With regard to the vote on the First American merger, Messrs. DeFrancesco and Freiman have executed Voting Agreements with respect to shares representing, in the aggregate, approximately 49% of the outstanding shares of Common Stock, pursuant to which they have agreed to vote for the merger. This may prevent or discourage competing offers to acquire the Company's Common Stock.

  Possible Volatility of Stock Price

     The trading price of the Company's Common Stock has in the past and may in the future be subject to significant fluctuations in response to variations in quarterly operating results, changes in earning estimates by analysts, the gain or loss of significant orders, announcements of technological innovations or new products by the Company or its competitors, general conditions in the consumer lending and software industries, credit processing software and services, and other events or factors. Furthermore, the price of the Company's Common Stock may fluctuate as a result of fluctuations in the market price of First American's Common Stock. In addition, the stock market in general has experienced extreme price and volume fluctuations which have affected the market price for many companies in industries similar to or related to that of the Company and which have been unrelated to the operating performance of these companies. These market fluctuations may adversely affect the market price of the Company's Common Stock.

  Effect of Certain Charter Provisions; Antitakeover Effects of Certificate of
   Incorporation, Bylaws and Delaware Law

     The Company's Board of Directors has the authority to issue up to 1,000,000 shares of Preferred Stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights of those shares, without any further vote or action by the stockholders. The Preferred Stock could be issued with voting, liquidation, dividend and other rights superior to those of the Common Stock. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company. Further, certain provisions of the Company's Certificate of Incorporation, including provisions that create a classified Board of Directors, and certain provisions of the Company's Bylaws and of Delaware law could delay or make more difficult a merger, tender offer or proxy contest involving the Company. The Company currently has no plans to issue Preferred Stock, and the Merger Agreement with First American substantially limits the Company's ability to issue equity securities without the prior consent of First American.


Item 2.  Properties.

     The Company's principal executive offices are located in Annapolis Junction, Maryland in a leased facility consisting of approximately 71,000 square feet of office space under lease that expires in 2008. The Company additionally has the right to either one five-year or one three-year renewal option. The Company has a right of first refusal on additional office space in the same building. The Company previously occupied approximately 55,000 square feet of office space in Columbia, Maryland under several leases that expire in 2002. As of December 31, 2000, the Company subleases to others but remains liable for approximately 10,000 square feet of the previously occupied space.

     In early 2000 the Company entered into a lease for approximately 4,000 square feet of office space in the Hunt Valley, Maryland area.

     In December 2000 the Company entered into a lease for approximately 1,500 square feet of office space in the Gaithersburg, Maryland area.

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

                                                          Stock Price
                                                      -------------------
                                                       High          Low
                                                      ------        -----
Calendar Year 1999:
  First Quarter                                       $ 5.75        $3.63
  Second Quarter                                      $ 5.00        $3.50
  Third Quarter                                       $ 7.75        $4.50
  Fourth Quarter                                      $ 9.00        $3.88

Calendar Year 2000:
  First Quarter                                       $14.50        $7.25
  Second Quarter                                      $ 8.50        $3.63
  Third Quarter                                       $ 5.75        $3.75
  Fourth Quarter                                      $ 4.25        $0.88


     On March 23, 2000, the last reported sales price for the Company's common stock on the Nasdaq National Market was $6.00.

Holders

     As of March 29, 2001, the approximate number of registered shareholders of record of the Common Stock was 190.

Dividends

     The Company has not paid any cash dividends since its inception, and does not anticipate paying any cash dividends in the foreseeable future. The Company currently intends to retain any future earnings for use in its business. In addition, the Company's bank line of credit prohibits the payment of cash dividends without the bank's prior written consent, and the Merger Agreement with First American prohibits the payment of dividends without First American's prior written consent.

Item 6.  Selected Financial Data.

     The consolidated statement of operations data set forth below for the fiscal years ended December 31, 1996, 1997, 1998, 1999 and 2000 and the consolidated balance sheet data at December 31, 1996, 1997, 1998, 1999 and 2000 have been derived from the audited consolidated financial statements of the Company. The consolidated balance sheets at December 31, 1999 and 2000, and the consolidated statement of operations for each of the years in the three year period ended December 31, 2000, together with the notes thereto and the related report of Ernst & Young LLP, are included elsewhere in this Report. The selected financial data set forth below are qualified in their entirety by, and should be read in conjunction with, the consolidated financial statements, the related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Report.

                                                           Year Ended December 31,
                                     --------------------------------------------------------------------
                                        1996          1997           1998          1999          2000
                                        ----          ----           ----          ----          ----
Statement of
Operations Data:
Revenues
License and software
development fees                     $10,101,377   $11,549,378   $ 10,186,421   $12,872,321   $12,349,667
Maintenance fees                       2,045,258     3,311,013      4,294,572     5,059,352     6,442,967
Computer hardware sales                2,106,634     1,656,530        776,790     1,248,615       972,337
Service bureau revenues                       --       640,818      1,644,991     3,594,717     5,408,256
                                     -----------   -----------   ------------   -----------   -----------
                                      14,253,269    17,157,739     16,902,774    22,775,005    25,173,227
Costs of revenues
Cost of license and
software development fees              5,095,814     7,329,091      6,988,649     6,504,519     7,323,375
Cost of maintenance fees                 452,559       880,360      1,108,367       940,091     1,402,122
Cost of computer
hardware sales                         1,782,166     1,504,915        952,662     1,528,243     1,201,837
Cost of service bureau                        --     2,085,543      3,398,453     3,038,483     4,595,746
Selling, general and
Administrative expenses                6,126,494     8,537,967     12,823,909    12,122,557    12,011,636
Research and
development costs                        526,521     1,790,709      1,964,057     1,458,331       758,440
                                     -----------   -----------   ------------   -----------   -----------
                                      13,983,554    22,128,585     27,236,097    25,592,224    27,293,156
                                     -----------   -----------   ------------   -----------   -----------
Income (loss) from operations            269,715    (4,970,846)   (10,333,323)   (2,817,219)   (2,119,929)

Other income
(expense)
Interest income (expense) net            (78,009)    1,181,411        763,292       262,443       211,351
Amortization of excess of
assigned value of identifiable
assets over cost of an acquired
interest                                 304,749        50,792             --            --            --
                                     -----------   -----------   ------------   -----------   -----------
                                         226,740     1,232,203        763,292       262,443       211,351
                                     -----------   -----------   ------------   -----------   -----------
Income (loss) before
income taxes                         $   496,455   $(3,738,643)  $ (9,570,031)  $(2,554,776)  $(1,908,578)
Income tax expense                       201,487            --             --            --            --
                                     -----------   -----------   ------------   -----------   -----------
Net income (loss)                    $   294,968   $(3,738,643)  $ (9,570,031)  $(2,554,776)  $(1,908,578)
                                     ===========   ===========   ============   ===========   ===========
Basic earnings (loss)
per common share                     $      0.06   $     (0.49)  $      (1.25)  $     (0.33)  $     (0.24)
Diluted earnings (loss)
per common share                     $      0.05   $     (0.49)  $      (1.25)  $     (0.33)  $     (0.24)


                                        ----          ----           ----          ----          ----
                                        1996          1997           1998          1999          2000
                                        ----          ----           ----          ----          ----
Balance Sheet Data:

Cash and cash equivalents            $23,501,633   $20,569,300    $ 3,090,565   $ 3,594,328   $ 1,588,133
Investments available-for-sale                --            --      6,482,021     1,316,470     2,529,097
Working capital                       21,056,337    19,502,516      6,450,498     4,240,019     2,101,403
Total assets                          28,451,530    28,956,723     25,109,676    19,492,590    20,264,500
Long term debt and other
lease obligations, less
current portion                         220,341        101,390        761,092            --            --
Shareholders' equity                 22,587,896     23,211,385     13,849,643    11,476,121    10,305,550

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. The discussion should be read in conjunction with the audited consolidated financial statements of the Company and notes thereto. The discussion contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company. Investors are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements, investors should carefully consider the various factors identified in this Report which could cause actual results to differ materially from those indicated by such forward-looking statements, including the matters set forth in "Business -- Risk Factors."

General

     The Company was incorporated in 1987 to commercialize an automated credit processing system developed by James R. DeFrancesco, the Company's co-founder, and Scott L. Freiman, the Company's President, Chief Executive Officer and co-founder, while they were employed by American Financial Corporation ("AFC"), an automobile finance servicing company owned by Mr. DeFrancesco. AFC was acquired in October 1987 by Perpetual Savings Bank, FSB. Mr. DeFrancesco and Mr. Freiman retained ownership of AFC's credit processing software which formed the basis for CreditRevue. CreditRevue was initially released in 1988. Since its initial release, the Company has continually enhanced CreditRevue in response to the needs of its customers. CreditConnection, the Company's online credit information and processing service, became commercially available in July 1996. The Dun & Bradstreet OneScore product was commercially released in October 1997, CreditRevue Service Bureau was introduced in January 1998, Dun & Bradstreet Portfolio Monitoring was introduced in June 1998 and the CreditOnline network was introduced in February 1999. In March 1999, the Company announced CreditRevue Maestro, an automated analysis engine for evaluating and decisioning consumer and small business credit applications. During 1999, the CreditRevue Maestro product was renamed eValuate. The Company currently expects eValuate to be released in the second quarter of 2001. Fees from licenses of CreditRevue and related maintenance fees and resales of third-party computer hardware and software associated with installations of CreditRevue accounted for the majority of the Company's revenue through December 31, 2000. See Business -- Risk Factors - Dependence on CreditRevue Product Line."

       License fees for CreditRevue are recognized based on a percentage-of-completion method, measured generally on a cost-incurred basis. The Company typically charges a nonrefundable fee of 25% of the preliminary estimate of the total license fee to develop an analysis of the customer's credit operations and a plan for the configuration and implementation of CreditRevue according to the customer's requirements. At the completion of this initial contract phase, a client decides whether to proceed with a software license and system implementation or terminate the project. Historically, there have been very few projects terminated at the completion of the commencement phase of the project. Costs consist primarily of direct labor and temporary contract labor. Contracts in progress are reviewed periodically, and revenues and earnings are adjusted based on revisions in contract value and estimated costs to completion. For a description of certain risks associated with the lengthy implementation time associated with installations of CreditRevue, see "Business -- Risk Factors -- Lengthy Sales and Implementation Cycle." The Company recognizes revenue for maintenance fees pro rata over the term of the related agreement, which is generally one year. Maintenance fees received in advance of revenue recognition are included in deferred revenue. In addition, as a convenience to its customers, the Company offers third-party computer hardware through various reseller arrangements. However, neither third-party hardware nor third-party software sales are a focus of the Company's overall marketing strategy. For the year ended December 31, 2000, revenues from third-party hardware and software sales accounted for 3.9% and 4.0% of total revenues, respectively. Revenues from resales of third-party computer hardware and software are recognized at the time of shipment and installation.

     Certain of the Company's products and services, including the CreditConnection service, Dun & Bradstreet's OneScore, and the CreditOnline network, are charged on a per transaction basis. As a result, the Company anticipates that transaction-based revenue will represent an increasing proportion of the Company's revenue. The Company's sales and marketing efforts will no longer be exclusively targeted at generating license-based revenue but will be increasingly focused on generating transaction-based revenue from prospective customers. The Company's anticipated future growth is based, in large part, on the success of these products and services and the transition to a transaction-based revenue stream. Accordingly, the failure by the Company to generate demand for the CreditConnection service, Dun & Bradstreet's OneScore, Dun & Bradstreet Portfolio Monitoring, CreditOnline network, eValuate, the occurrence of any significant technological problems, such as a system failure incurred prior to the implementation of a fully functioning back-up computer system, any inadequacy of the Company's business interruption insurance to cover costs associated with system failure or business interruptions, or the failure of the Company to successfully manage the transition to a transaction-based revenue stream could have a material adverse effect on the Company's business, results of operations and financial condition. See "Business -- Risk Factors -- Market Acceptance of CreditOnline and CreditConnection; Transition to Transaction-Based Revenue" and "-- System Interruption and Security Risks; Potential Liability; Possible Lack of Adequate Insurance; and System Inadequacy."

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

Results of Operations

     The following table sets forth certain operating data as a percentage of total revenues for the periods indicated (subtotals not adjusted for rounding):

                                                 Year Ended December 31,
                                            -------------------------------
                                             1998         1999         2000
                                             ----         ----         ----
Percentages of Total Revenues
Revenues
   License and software development fees     60.3         57.8         49.1
   Maintenance fees                          25.4         22.2         25.6
   Computer hardware sales                    4.6          5.5          3.8
   Service bureau fees                        9.7         14.5         21.5
                                            -----        -----        -----
                                            100.0        100.0        100.0
                                            -----        -----        -----
Costs and Expenses
   Cost of license and software
   development fees                          41.3         28.6         29.1
   Cost of maintenance fees                   6.6          4.1          5.6
   Cost of computer hardware sales            5.6          6.7          4.8
   Cost of service bureau fees               20.1         13.3         18.3
   Selling, general and                      75.9         53.2         47.6
   administrative expenses
   Research and development costs            11.6          6.4          3.0
                                            -----        -----        -----
                                            161.1        112.4        108.4
                                            -----        -----        -----
Loss from operations                        (61.1)       (12.4)        (8.4)
Other income
   Interest income, net                       4.5          1.2          0.8
                                            -----        -----        -----
                                              4.5          1.2          0.8
                                            -----        -----        -----
   Net loss                                 (56.6)       (11.2)        (7.6)
                                            =====        =====        =====


  Total Revenues

     Total revenues increased 34.7% from $16.9 million in 1998 to $22.8 million in 1999, and increased 10.5% from $22.8 million in 1999 to $25.2 million in 2000. The Company's revenues are derived from four sources: license and software development fees, maintenance fees, computer hardware sales, and service bureau fees. The Company's ten largest customers accounted for 55.1% and 56.6% of total revenues in 1999 and 2000, respectively. None of the Company's customers accounted for 10% or more of total revenues in 1999 and one of the Company's customers accounted for 10% or more of total revenues in 2000. Growth in the Company's professional consulting, maintenance and service bureau revenues contributed to the year-to-year growth in total revenues from 1999 to 2000.

  License and Software Development Fees

     CreditRevue accounted for the majority of the Company's license and software development fee revenue through December 31, 2000. License and software development fees increased 29.2% from $10.2 million in 1998 to $13.2 million in 1999, and decreased 6.2% from $13.2 million in 1999 to $12.3 million in 2000. The increase in 1999 was primarily the result of signing, in late 1998, nine new contracts for CreditRevue with an aggregate contract value of approximately $7 million. Work on these new contracts began in late 1998 and early 1999 with the completion of many of these projects running into late 1999. Longer sales cycles and fewer new license sales in 1999 and 2000 resulted in a decline in pure license revenue in 2000. A large portion of the decrease in license revenue was offset by increases in software development fees generated by the Company's professional services staff on a time and material basis. From 1999 to 2000, pure license revenues decreased approximately $2.4 million, while at the same time software development fees increased approximately $1.3 million.

  Maintenance Fees

     Maintenance fees include fees from software maintenance agreements. Maintenance fees increased 17.8% from $4.3 million in 1998 to $5.1 million in 1999, and 27.3% from $5.1 million in 1999 to $6.4 million in 2000. The growth in these revenues during the periods presented was primarily the result of increased maintenance fees associated with the increased number of licenses of CreditRevue outstanding during such periods. Enhancements to previously installed CreditRevue systems performed by the Company's professional services staff are also subject to maintenance and contribute to growth in maintenance revenues.

  Computer Hardware Sales

     Computer hardware sales revenue increased 60.7% from $0.8 million in 1998 to $1.2 million in 1999, and decreased 22.1% from $1.2 million in 1999 to $1.0 million in 2000. Computer hardware sales revenue consists of revenues received from resales of third-party hardware in connection with the license and installation of the Company's software. The fluctuation in such revenues during these periods is the result of customer purchase preferences for computer hardware systems. In certain instances, CreditRevue customers have volume discount arrangements with hardware resellers making them eligible for discounts greater than those offered by the Company.

  Service Bureau Fees

     Service bureau revenues originate from the CreditConnection service transaction and interface fees, from Dun & Bradstreet OneScore and Portfolio Monitoring transaction fees, CreditRevue Service Bureau fees, from transaction fees related to dedicated electronic interfaces implemented for CreditRevue customers and the resale on a transaction basis of third party value guides.

     CreditConnection service related revenues increased 68.3% from $1.3 million in 1998 to $2.1 million in 1999 and increased 119.1% from $2.1 million in 1999 to $4.6 million in 2000. Revenue increases are the result of increases in the number of dealers and lenders enrolled in the CreditConnection service and the resulting growth in transaction volume. At December 31, 2000, there were approximately 350 dealers enrolled in the service compared to approximately 250 dealers at December 31, 1999, and approximately 150 dealers at December 31, 1998. As of December 31, 2000, there were approximately 24 lenders connected to the CreditConnection service, compared to 22 at December 31, 1999, and 21 at December 31, 1998.

     Dun & Bradstreet related revenues decreased slightly from $0.4 million in 1999 to $0.3 million in 2000. The Dun & Bradstreet OneScore service was commercially released in the fourth quarter of 1997 and the Portfolio Monitoring Service was released in June of 1998.

     The CreditRevue Service Bureau was released in January 1998, but did not go into full production until January 1999. During 1999, CreditRevue Service Bureau revenues were $0.8 million. Due to the substantial costs of continued development and support for the CreditRevue service bureau model, the Company decided to change its strategy and discontinue further sales of the CreditRevue Service Bureau product during 2000. Accordingly, CreditRevue Service Bureau revenues in 2000 declined to $0.7 million and are expected to cease entirely in 2001.

  Cost of License and Software Development Fees

     Cost of license and software development fees consist primarily of salaries and benefits for in-house programmers and the cost of temporary contract labor. Cost of license and software development fees decreased 6.9% from $7.0 million in 1998 to $6.5 million in 1999, and increased 12.6% from $6.5 million in 1999 to $7.3 million in 2000. As a percentage of license and software development fees, cost of license and software development fees were 68.6%, 49.4% and 59.3% in 1998, 1999 and 2000, respectively. The changes in cost of license and software fees as a percentage of license and software development fees over these periods is related to the fluctuation in the Company's quarterly revenues and hourly labor costs associated with temporary contractors during periods in which the Company experienced increased demand for its products. With respect to temporary contractors, the Company's costs on a full-time equivalent basis for these contractors is generally twice the amount incurred by the Company for its in-house technical personnel. The increase in license contract sales in late 1998 created demand for the internal resources and enabled the Company to better manage staff utilization during 1999, resulting in lower implementation costs per revenue dollar. The sales cycle for license software is often difficult to predict accurately. The skills and knowledge required to perform the licensed software implementation requires the Company to maintain certain levels of specialized staffing, occasionally creating production capacity in excess of sales demand which can result in higher costs and lower margins. In 2000, when license contract sales declined, the cost of retaining staff with the specialized skills and knowledge required to perform license implementations resulted in increased costs per dollar of license and software development fees. Additionally, the increase in lower margin software development fees as a percent of license revenue contributed further to the increase in costs of license and software development as a percentage of related revenues.

  Cost of Maintenance Fees

     Cost of maintenance fees consists primarily of personnel and related costs for customer maintenance and support. Cost of maintenance fees decreased 15.2% from $1.1 million in 1998 to $0.9 million in 1999, and increased 49.1% from $0.9 million in 1999 to $1.4 million in 2000. As a percentage of maintenance fee revenue, cost of maintenance fees was 25.8%, 18.6% and 21.8% in 1998, 1999 and 2000, respectively. The fluctuation in the percentage of cost of maintenance fees to maintenance fee revenues in 1998, 1999 and 2000 is primarily the result of incremental increases in staffing for maintenance personnel as maintenance revenues have increased. Staffing utilization efficiencies will vary based on the timing and training of additions to maintenance staff personnel.

  Cost of Computer Hardware Sales

     Cost of computer hardware sales consists of (i) the Company's cost of computer hardware resold to the Company's customers that are licensing CreditRevue and (ii) salaries and benefits for systems integration employees. Cost of computer hardware sales increased 60.4% from $1.0 million in 1998 to $1.5 million in 1999, and decreased 21.4% from $1.5 million in 1999 to $1.2 million in 2000. As a percentage of computer hardware sales revenue, cost of computer hardware sales was 122.6%, 122.4% and 123.6% in 1998, 1999 and 2000, respectively. The dollar fluctuation in the cost of computer hardware sales reflects the fluctuation in computer hardware sales during the periods presented. The Company's margin on computer hardware sales fluctuates based on changes in product sales mix, volume discounts to significant customers and negotiated mark-ups with customers. In many instances, hardware revenues may not be large enough to offset both the direct cost and the hardware being sold as well as certain fixed costs associated with the salaries and benefits for systems integration employees, thereby resulting in negative margins.

  Cost of Service Bureau Revenues

     Cost of service bureau revenues consists primarily of personnel costs associated with the operation and support of the service bureau. Other costs of service bureau revenues include equipment rental expenses, communications network costs from third parties and hardware and software pass through expenses. Service bureau costs decreased 10.6% from $3.0 million in 1998 to $3.0 million in 1999 and increased 51.3% from $3.0 million in 1999 to $4.6 million in 2000. As a percentage of service bureau revenue, cost of service bureau sales was 206.6%, 84.5% and 85.0% in 1998, 1999 and 2000, respectively.

     The decreases in service bureau costs in 1999 were related to improved staffing utilization and efficiencies related to the new data center operations which commenced production early in 1999 following the Company's relocation to Annapolis Junction from Columbia, Maryland. The increases in service bureau costs in 2000 relate to the increases in service bureau revenues in 2000. As a percent of service bureau revenues, service bureau costs remained flat at 85.0% in 2000 and 1999.

  Selling, General and Administrative Expenses

     Selling, general and administrative expenses decreased 5.5% from $12.8 million in 1998 to $12.1 million in 1999, and decreased 0.92% from $12.1 million in 1999 to $12.0 million in 2000. Selling, general and administrative expenses as a percent of total revenues were 75.9%, 53.5% and 47.7% in 1998, 1999 and 2000 respectively. The decrease in selling, general and administrative expenses in 1999 was primarily the of result of reductions to office expense (approximately $1.0 million), and the non-recurrence of one-time expenses related to the Company's relocation in 1998 (approximately $0.9 million). The reduction in office expense relates to subleasing the Company's former offices which resulted in the recovery of approximately $1.0 million of the reserve recorded in 1998. The decline in selling, general and administrative expenses in 2000 resulted primarily from the reduction in selling, general and administrative staffing from 24 employees in 1999 to 22 employees in 2000. The other major contributor to the reduction in selling, general and administrative costs was telecommunications expense which decreased by approximately $0.4 million as a result of entering into longer term usage agreements at more favorable rates.

  Research and Development Costs

     Research and development costs consist primarily of salaries and benefits of in-house programmers. These costs decreased $0.5 million or 25.7%, from $2.0 million in 1998 to $1.5 million in 1999 and decreased $0.7 million, or 48.0%, from $1.5 million in 1999 to $0.8 million in 2000. These reductions are due in part to the capitalization of certain software development expenses. The capitalized expenses include the direct payroll costs of certain programmers and certain third party development expenses. During 1998, approximately $0.3 million of costs associated with the development of eValuate expenses were capitalized. During 1999, approximately $1.7 million of eValuate expenses were capitalized, resulting in lower year to year research and development expenses being recorded. During 2000 approximately $1.7 million of eValuate expenses were capitalized. See Note 1 of the Notes to Consolidated Financial Statements. Other factors contributing to the reduction of research and development costs include the discontinuation of the CreditRevue service bureau product and the organization of various development initiatives into smaller, more streamlined and efficient development teams.

  Interest Income (Expense)

     Interest expense was $0.1 million in both 1999 and 2000. Interest income was $0.3 million in both 1999 and 2000. The interest expense reported in 1999 and 2000 relates to borrowings under the Company's line of credit and obligations under capital lease. The interest income reported in 1999 and 2000 results from invested proceeds from the Company's initial public offering.

  Income Tax Expense

     From its inception in 1987 until its reincorporation in Delaware in November 1996, the Company had been treated for income tax purposes as a corporation subject to federal and state taxation under Subchapter S of the Internal Revenue Code of 1986, as amended and comparable state laws. As a result, for federal and state income tax purposes, the Company's earnings had been taxed directly to the Company's shareholders. Upon termination of the Company's Subchapter S status in November 1996, the Company determined the differences between the financial reporting and income tax bases of its assets and liabilities, and recorded at that date the resulting deferred tax liability and income tax expense. Income tax amounts and balances are accounted for in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. At December 31, 2000, the Company had net operating loss carryforwards of approximately $21.1 million which will begin to expire in 2011. See Note 2 to the Consolidated Financial Statements for more information regarding the Company's income tax status.

Liquidity and Capital Resources

     The Company has funded its working capital needs and investments in property and equipment from operating cash flows and approximately $22.1 million of net proceeds from the Company's initial public offering completed in December 1996. During 1998 and 1999, the Company's operations consumed cash of $7.3 million and $3.4 million, respectively. During 2000, the Company's operations generated cash of $1.1 million. The cash flow deficiencies during 1998 and 1999 were primarily caused by operating losses, an increase in accounts receivable in 1998 and a decrease in accounts payable in 1999. In 2000, reduced operating losses, and increases in accounts payable and deferred revenue contributed to the generation of cash from operations.

     The Company's cash used for investing activities consists principally of investments in property and equipment and capitalized software development costs. During the years ended December 31, 1998, 1999 and 2000, the Company invested a total of $4.3 million, $2.2 million and $2.6 million, respectively, in property and equipment and capitalized software development costs. These investments were directly attributable to the Company's growth in operations. The Company did not have any material commitments for the purchase of property and equipment at December 31, 2000.

     The Company has relied principally on its bank line of credit and proceeds from its initial public offering completed in December 1996 for its financing needs. The Company received $22.1 million of net proceeds from its initial public offering. The Company maintains a secured bank line of credit in the amount of $1.5 million. At December 31, 2000, there was an outstanding balance of approximately $0.8 million on the line of credit. The bank line of credit requires the bank's written consent prior to, among other things, (i) the payment of cash dividends, (ii) the Company's engagement in a substantially different business activity, or (iii) the purchase by the Company of any interest in another enterprise or entity.

     The Company currently anticipates that its available cash resources, expected cash flows from operations and its bank line of credit will be sufficient to meet its presently anticipated working capital, capital expenditure and debt repayment requirements through 2001.

     The Company has entered into an Agreement and Plan of Merger with First American and its wholly-owned subsidiary which substantially limits the Company's ability to incur indebtedness without the consent of First American. In addition, the Merger Agreement generally precludes the issuance of debt or equity securities by the Company without the prior consent of First American.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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

Item 8.  Financial Statements and Supplementary Data.

The information required by the item is incorporated herein by reference to the consolidated financial statements listed in Item 14 below and attached to this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant.

The directors and executive officers of the Company, their ages and their positions with the Company are as follows:

      NAME                 AGE                     POSITION
--------------------------------------------------------------------------------

Scott L. Freiman           38   President, Chief Executive Officer and Director
Howard L. Tischler         47   Senior Vice President; President and Chief
                                Executive Officer of Credit Online, Inc.
Robert P. Vollono          52   Senior Vice President, Chief Financial Officer,
                                Treasurer and Director
John J. McDonnell, Jr      63   Chairman of the Board of Directors
James R. DeFrancesco       52   Director
Stephen X. Graham          48   Director

Scott L. Freiman, a co-founder of the Company, has served as the Company's President and Chief Executive Officer since September 1999, and as a director since 1987. Mr. Freiman served as Executive Vice President of the Company from October 1987 to September 1999. From 1985 to 1987, Mr. Freiman served as Technology Director of American Financial Corporation, an automobile finance/leasing company, where he worked with Mr. DeFrancesco to develop the Company's credit origination software. Prior to 1985, Mr. Freiman served as a development engineer for IBM and AT&T Bell Laboratories.

Howard L. Tischler has served since February 2000 as the Company's Senior Vice President and as President and Chief Executive Officer of the Company's subsidiary, Credit Online, Inc. From November 1999 to February 2000, Mr. Tischler served as General Manager of the Company's e-Commerce division, predecessor to Credit Online, Inc. From 1995 to 1999, Mr. Tischler was President of SunGard Healthcare, a wholly owned subsidiary of SunGard Data Systems, Inc. Mr. Tischler was President of the Healthcare Systems Group of Intelus Corporation from 1993 until the acquisition of Intelus by SunGard Data Systems in 1995. From 1986 to 1993, Mr. Tischler served as Executive Vice President and Vice President, Operations, for Intelus Corporation.

Robert P. Vollono has served as the Company's Senior Vice President and Chief Financial Officer since April 1995, and as the Company's Treasurer and a director since October 1996. Since February 1999, Mr. Vollono has served as Chief Financial Officer of CMSI Systems, Inc. and Credit Online, Inc. From 1988 to April 1995, Mr. Vollono served as Vice President and Chief Financial Officer of Carey International, Inc., a transportation services company. From 1986 to 1988, Mr. Vollono served as Vice President and Chief Financial Officer of Commercial Office Environments, Inc.

John J. McDonnell, Jr. has served as a director since November 1996, and as Chairman of the Board since September 1999. Mr. McDonnell has served as a General Partner of McDonnell & Associates Investment Co., L.P., a private investment company, since September 2000. From February 2000 to September 2000, Mr. McDonnell served as President and Chief Executive Officer of Paylinx Corporation, a leading provider of Internet payment solutions. Mr. McDonnell served as President, Chief Executive Officer and a director of Transaction Network System, Inc., a nationwide communications network company specializing in transaction-oriented data services from 1990 until its acquisition by PSInet, Inc. in November 1999. From 1987 to 1989, Mr. McDonnell served as President and Chief Executive Officer of Digital Radio Network, Inc., a local access carrier for point-of-sale transactions. Mr. McDonnell has previously served as Group Vice President for the Information Technologies and Telecommunications Group of the Electronic Industries Association (EIA); Vice President, International Operations and Vice President, Sales, for Tymnet, Inc. with the responsibility for both private network sales and public services; and Director of Technology and Telecommunications for the National Commission on Electronic Funds Transfer. Mr. McDonnell was one of the founding members and is currently a member of the Executive Committee of the Board of Directors of the Electronics Funds Transfer Association. Mr. McDonnell currently serves on the Boards of Directors of Intelidata Data Technologies Corp., and CyberSource Corporation, as well as several private companies.

James R. DeFrancesco, a co-founder of the Company, has served as a director of the Company since 1987. Mr. DeFrancesco served as the Company's Chief Executive Officer from 1987 to May 1999, as Chairman of the Board of Directors from 1987 to September 1999 and as President from 1987 to 1998. Since 1989, Mr. DeFrancesco has served as the President of Businessliner, Inc., a company which leases an airplane to the Company for business travel. From August 1997 to May 1999, Mr. DeFrancesco served as a Vice President of D & R Investments, L.L.C., a company that leased an airplane to the Company for business travel during that period. From 1986 to April 1999, Mr. DeFrancesco served as President of Financial Design Systems, a software company. From 1987 to 1992, Mr. DeFrancesco served as President of Perpetual Leasing Services, Inc., the automobile leasing subsidiary of Perpetual Savings Bank, FSB. From 1976 to 1987, Mr. DeFrancesco founded and served as President and Chief Executive Officer of American Financial Corporation, an automobile finance/leasing company.

Stephen X. Graham has served as a director since October 1996. Since 1998, he has been the President and Chief Executive Officer of Cross Hill Financial Group, Inc., a private investment banking firm. From 1988 to 1998, Mr. Graham served as President of Graham, Hamilton & Co., which merged into Cross Hill in 1998. Since 1996, Mr. Graham has also served as Chief Executive Officer of Prestwick Scientific Capital. From 1982 to 1988 Mr. Graham was a Vice President of Kidder, Peabody & Co.

Section 16(a) Beneficial Ownership Reporting Compliance

Under the securities laws of the United States, the Company's directors and executive officers, and any persons holding more than ten percent of the Company's Common Stock, are required to report their ownership of the Company's Common Stock and any changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and the Company is required to report in this Report any failure to file by these dates during 2000. Based solely on its review of such reports received by it from such persons for their 2000 transactions, the Company believes that all directors, executive officers and beneficial owners of more than ten percent of the Company's Common Stock were in compliance with all such filing requirements.

Item 11. Executive Compensation.

Summary Compensation Table

The following table provides certain summary information concerning the compensation earned by each person who served as an executive officer of the Company during the fiscal year ended December 31, 2000, for services rendered in all capacities to the Company and its subsidiaries for the fiscal years ended December 31, 1998, 1999 and 2000. The listed individuals shall be hereinafter referred to as the "Named Executive Officers".

                                                              Annual                            Long-Term
                                                           Compensation                        Compensation
                                                 -----------------------------------------------------------------
                                                                                       Securities
                                                                      Other Annual     Underlying      All Other
Name and Principal                     Fiscal    Salary     Bonus     Compensation       Options      Compensation
     Position                           Year       ($)       ($)         ($) (1)          (#)(2)          ($)
------------------------------------------------------------------------------------------------------------------
Scott L. Freiman                        2000     207,047     5,000         --                 --         9,854(3)
Chief Executive Officer                 1999     189,070        --         --             24,000         6,000(4)
and President                           1998     192,923        --         --                 --         6,000(4)
------------------------------------------------------------------------------------------------------------------
Howard L. Tischler                      2000     164,032    32,000         --                 --         7,530(5)
Senior Vice President;                  1999       5,000        --         --                 --         1,000(4)
President and Chief Executive           1998          --        --         --                 --            --
Officer of Credit Online, Inc.
------------------------------------------------------------------------------------------------------------------
Robert P. Vollono                       2000     173,847     5,000         --                 --         7,589(6)
Senior Vice President,                  1999     155,968        --         --             24,000            --
Treasurer and                           1998     159,769        --         --                 --            --
Chief Financial Officer
------------------------------------------------------------------------------------------------------------------
Miles H. Grody                          2000     174,924     5,000         --                 --         9,356(8)
Senior Vice President;                  1999     157,220        --         --             24,000            --
President and Chief Executive           1998     158,654        --         --                 --            --
Officer of CMSI Systems,
Inc.(7)

(1) Other compensation in the form of perquisites and other personal benefits has been omitted as the aggregate amount of such perquisites and other personal benefits did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus for the executive officer for such year.
(2) The Company did not grant any stock appreciation rights or make any long-term incentive plan payments to any Named Executive Officer in 2000, 1999 or 1998.
(3) Consists of an automobile allowance of $6,000 and $3,854 in matching contributions to the Company's 401(k) plan.
(4)  Consists of an automobile allowance.
(5) Consists of an automobile allowance of $6,000 and $1,530 in matching contributions to the Company's 401(k) plan.
(6) Consists of an automobile allowance of $6,000 and $1,589 in matching contributions to the Company's 401(k) plan.
(7) Mr. Grody departed from his positions as an executive officer of the Company effective as of March 2, 2001.
(8) Consists of an automobile allowance of $6,000 and $3,356 in matching contributions to the Company's 401(k) plan.

Option Grants in Last Fiscal Year

No stock options or stock appreciation rights were granted to the Named Executive Officers during the last fiscal year.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option
Values

The following table sets forth certain information with respect to the Named Executive Officers regarding stock option holdings as of December 31, 2000. No stock options were exercised by any Named Executive Officer during 2000. No stock appreciation rights were exercised by any Named Executive Officer during 2000 and no stock appreciation rights were outstanding as of December 31, 2000.

                              Number of Securities Underlying
                               Unexercised Options at Fiscal            Value of Unexercised In-The-Money
                                        Year-End (#)                    Options at Fiscal Year-End ($)(1)
---------------------------------------------------------------------------------------------------------
             Name            Exercisable          Unexercisable         Exercisable         Unexercisable
---------------------------------------------------------------------------------------------------------
Scott L. Freiman                 6,000                18,000                 --                   --
Robert P. Vollono              351,382                58,598                 --                   --
Howard L. Tischler              80,682               294,318                 --                   --
Miles H. Grody                 351,382                58,598                 --                   --

(1) Based upon the closing selling price of the Company's Common Stock as reported on the Nasdaq National Market, of $1.13 per share on December 29, 2000.


Compensation of Directors

Cash Compensation. Employee directors do not currently receive a fee for attending Board of Directors or committee meetings, but are reimbursed for ordinary and necessary travel expenses related to such director's attendance at Board of Directors and committee meetings. Each non-employee director is paid $2,000 for each meeting of the Board of Directors or any committee thereof attended. Commencing in January 2000, each of Stephen Graham and John McDonnell were granted annual retainers of $24,000. Both Messrs. Graham and McDonnell have elected to apply 100% of their 2000 annual retainer fee to the acquisition of a special stock option grant pursuant to the Director Fee Option Grant Program under the Company's 1997 Stock Incentive Plan.

Stock Option Grant. Pursuant to the Company's 1997 Stock Incentive Plan, each non-employee director is automatically granted a non-qualified stock option to purchase 5,000 shares of Common Stock upon such director's initial election to the Board of Directors and on each anniversary of such election while still serving on the Board of Directors. Such options vest 50% six months from the date of grant and 50% over six successive equal monthly installments thereafter. Directors who are employees of the Company do not receive any compensation as directors of the Company beyond that paid to them on account of their services as employees of the Company. On October 10, 2000, Mr. Graham was granted options to buy 5,000 shares of the Company's Common Stock at an option price of $3.313 per share. On November 15, 2000, Mr. McDonnell was granted options to buy 5,000 shares of the Company's Common Stock at an option price of $2.75 per share. These options vest 50% six months from date of grant and 50% over six successive equal monthly installments thereafter.

Employment Contracts, Termination of Employment and Change in Control
Arrangements

During 2000, the Company entered into employment agreements with each of Scott Freiman, Howard Tischler, Miles Grody and Robert Vollono, pursuant to which the Company agreed to continue to employ such persons as President and Chief Executive Officer of the Company, President and Chief Executive Officer of Credit Online, Inc., President and Chief Executive Officer of CMSI Systems, Inc. and Chief Financial Officer of the Company, respectively. The agreements provide for the payment of a minimum annual salary of $220,000 to Mr. Freiman and $175,000 to each of Messrs. Tischler, Grody and Vollono, subject to increase at the discretion of the Company. Each agreement provides for the payment of bonuses in the Company's sole discretion, based upon criteria determined by the Company. In addition, under each agreement the applicable executive is entitled to participate in all employee benefit plans provided by the Company from time to time, to receive 184 hours of paid leave per year of employment (two-thirds of which is considered to be vacation time), to be provided term life insurance with benefits equal to the executive's annual salary (up to a maximum of $400,000), a monthly automobile allowance of no less than $500, and reimbursement for all reasonable out-of-pocket expenses. If at any time the executive's employment under the agreement is terminated by the Company for any reason other than for cause or the executive resigns for good reason, then such executive will become entitled to the following severance benefits: (i) continued payment of his full salary for six months, (ii) continued medical, life and disability coverage for a period of six months, and (iii) immediate vesting of all of his outstanding stock options. If such termination or resignation occurs within a specified period of time before, or 18 months after, a change in control (as defined in the agreements) of the Company or an affiliate of the Company which employs the executive (the "Change In Control Period"), whether by merger, asset sale, tender or exchange offer for more than 50% of the outstanding voting securities of the Company or such affiliate, adoption by the Board (or the board of directors of such affiliate) of a plan of liquidation or a change in the majority of the Board (or the board of directors of such affiliate) by one or more contested elections, then the executive would instead become entitled to the following: (i) a lump sum payment equal to 2.99 times his average annual cash compensation during the previous five years (or such shorter period as he shall have been employed by the Company), (ii) upon his surrender of all rights to vested and unvested stock options granted to him by the Company, a lump sum payment equal to the difference between the exercise price of such options and the greater of the fair market value of the Common Stock on the date of the termination or the highest effective price paid for the Common Stock by any acquirer in connection with the change in control provided that if any acquiror of the Company elects to treat the transaction as a pading of interests for accounting purposes, then this benefit is deleted and replaced by immediate vesting of all outstanding options, (iii) continued medical, life and disability coverage for 12 months (or until he receives comparable coverage from a new employer, if sooner), and (iv) immediate vesting of all accrued retirement and deferred compensation plans. The Company's obligation to provide any such severance benefits is contingent upon the executive executing and delivering to the Company a general release of all claims against the Company, and is subject to reduction by the amount necessary to avoid the Company becoming subject to any excise tax under Section 4900 of the Internal Revenue Code and therefore not being able to take a federal tax deduction in connection with those benefits. In addition, all unvested stock options accelerate and vest in full upon a change of control. The term "cause" is defined under the agreements to include continued failure by the executive to perform his duties, conviction of a felony, willful or reckless misconduct which is injurious to the Company or any affiliate or the commission of fraud or malfeasance. The term "good reason" is defined to include a reduction in annual salary, the Company's failure to provide fringe benefits comparable to those offered to other executives, the failure of any successor to the Company to assume the Company's obligations under the employment agreements or a relocation of the executive's worksite to a location which increases the distance from his home to his worksite by more than 50 miles.

Mr. Vollono is subject to a separate letter agreement pursuant to which his employment is to be terminated during the Change In Control Period in connection with the proposed merger with First American. He will then be entitled to receive severance benefits in accordance with his employment agreement.
Mr. Grody's employment under his employment agreement terminated effective as of March 2, 2001. Mr. Grody was subject to a letter agreement similar to the one to which Mr. Vollono is subject. Accordingly, upon the consummation of the proposed merger with First American, Mr. Grody will be entitled to the severance benefits provided under his employment agreement in connection with a change in control.

The Compensation Committee of the Board of Directors, as Plan Administrator of the Company's 1997 Stock Incentive Plan, has the authority to provide for accelerated vesting of the shares of Common Stock subject to any outstanding options held by the Chief Executive Officer or any other executive officer or any unvested share issuances actually held by such individual, in connection with certain changes in control of the Company or the subsequent termination of the officer's employment following the change in control event.

Compensation Committee Interlocks and Insider Participation

John J. McDonnell, Jr. and Stephen X. Graham served as members of the Company's compensation committee during 2000. Neither Mr. McDonnell nor Mr. Graham has been an officer or employee of the Company at any time.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of March 13, 2001 by (i) each stockholder known to the Company to beneficially own more than five percent of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each of the Named Executive Officers and (iv) all current executive officers and directors as a group. Unless otherwise indicated, the mailing address of each beneficial owner listed is 135 National Business Parkway, Annapolis Junction, Maryland 20701.

                                                                              Amount and Nature
                  Name of Beneficial Owner                                 of Beneficial Ownership     Percent of Class
                                                                                    (1)                    (1) (2)
------------------------------------------------------------------------------------------------------------------------
James R. DeFrancesco(3)                                                           2,569,397                  32.1
Scott L. Freiman(4)                                                               1,362,160                  17.0
Jon D. Gruber(5)                                                                    692,500                   8.7
Cumberland Associates LLC(6)                                                        688,000                   8.6
J. Patterson McBaine(5)                                                             651,800                   8.2
Dolphin Offshore Partners, L.P.(7)                                                  643,659                   8.1
Eric B. Swergold(5)                                                                 614,900                   7.7
Gruber & McBaine Capital Management, LLC(5)                                         610,000                   7.6
Thomas O. Lloyd-Butler(5)                                                           610,000                   7.6
Miles H. Grody(8)                                                                   409,980                   5.1
Robert P. Vollono(9)                                                                351,407                   4.2
John J. McDonnell, Jr.                                                              226,400                   2.8
Howard L. Tischler(10)                                                               90,681                   1.1
Stephen X. Graham(11)                                                                29,721                   0.4
All current executive officers and directors as a group (6 persons)(12)           4,629,766                  54.8

(1) Gives effect to the shares of Common Stock issuable within 60 days of March 13, 2001, upon the exercise of all options and other rights beneficially owned by the indicated stockholders on that date. Unless otherwise indicated, the persons named in the table have sole voting and sole investment control with respect to all shares beneficially owned. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to shares.
(2) Percent ownership is based upon 7,994,124 shares of Common Stock issued and outstanding as of March 29, 2001.
(3) Includes an aggregate of 1,355,925 shares held by grantor retained annuity trusts established by Mr. DeFrancesco. Mr. DeFrancesco is the sole trustee of each of such trusts. In connection with the execution of the Merger Agreement, Mr. DeFrancesco and each of his grantor retained annuity trusts entered into a Voting Agreement with First American dated January 30, 2001, pursuant to which they must (i) vote their shares of Company Common Stock in favor of the approval and adoption of the Merger Agreement and the merger and any other matter or transaction reasonably required to effect the merger and other transactions contemplated by the Merger Agreement, and
     (ii) not vote those shares in favor of any competing proposal or any matter that could facilitate a competing proposal or impede the merger. Accordingly, Mr. DeFrancesco may be deemed to share voting power with respect to all of the shares held by him or any of his trusts.
(4) Includes 6,000 shares of common stock issuable upon exercise of stock options exercisable within 60 days and 84,476 shares held by Mr. Freiman's wife and children, as to which Mr. Freiman disclaims beneficial ownership. In connection with the execution of the Merger Agreement, Mr. Freiman entered into a Voting Agreement with First American dated January 30, 2001, pursuant to which Mr. Freiman must (i) vote the 1,271,684 shares held directly by him in favor of the approval and adoption of the Merger Agreement and the merger and any other matter or transaction reasonably required to effect the merger and other transactions contemplated by the Merger Agreement, and (ii) not vote those shares in favor of any competing proposal or any matter that could facilitate a competing proposal or impede the merger. Accordingly, Mr. Freiman may be deemed to share voting power with respect to such shares.
(5) Pursuant to a Schedule 13D filed on August 2, 2000 with the Securities and Exchange Commission, Gruber & McBaine Capital Management, L.L.C. ("G&MCM") reported that as of that date it shared voting and dispositive power with respect to the 610,000 shares beneficially owned by it. Jon D. Gruber ("Gruber") and J. Patterson McBaine ("McBaine"), as managers of G&MCM,reported that they shared voting and dispositive powers with respect to the same 610,000 shares. In addition, Gruber reported having sole voting and dispositive power with respect to an additional 82,500 shares and McBaine reported having sole voting and dispositive power with respect to an additional 41,800 shares. Thomas Lloyd-Butler and Eric B. Swergold ("Swergold"), members of G&MCM, reported having shared voting and dispositive power with respect to the 610,000 shares. In addition, Swergold reported having sole voting and dispositive power with respect to an additional 4,900 shares. The mailing address of each of G & MCM, Gruber, McBaine, Thomas Lloyd-Butler and Swergold is 50 Osgood Place, Penthouse, San Francisco, California 94133
(6) Pursuant to a Schedule 13G filed February 14, 2001 with the Securities and Exchange Commission, Cumberland Associates LLC reported that as of
     December 31, 2000 it had sole voting power and dispositive power with respect to 634,650 of the shares and shared voting and dispositive power with respect to the remaining 53,350 shares. Cumberland Associates LLC's mailing address is 1114 Avenue of the Americas, New York, New York 10036.
(7) Pursuant to a Schedule 13D filed on February 10, 2000 with the Securities and Exchange Commission, Peter E. Salas, as general partner of Dolphin Offshore Partners, L.P. ("DOP"), reported that as of December 31, 1999 he, as general partner of DOP, had sole voting and dispositive power with respect to all 643,659 shares. Mr. Salas's mailing address is c/o Dolphin Asset Management, 129 East 17th Street, New York, New York 10003.
(8)  Consists of shares of Common Stock issuable upon exercise of stock options.
(9) Includes 25 shares held by Mr. Vollono's spouse and 351,382 shares of Common Stock issuable upon exercise of stock options.
(10) Includes 80,681 shares of Common Stock issuable upon exercise of stock options.
(11) Includes 20,000 shares of Common Stock issuable upon exercise of stock options.
(12) See Notes (3),(4)and (9) through (11).

Changes in Control

As described under "Business - Recent Event" in Item 1 of this Report, the Company has entered into the Merger Agreement with First American.

Item 13. Certain Relationships And Related Transactions.

James R. DeFrancesco owns 50% of the outstanding stock, and is the President, of Businessliner, Inc. This Company leases airplanes to the Company for business travel. Businessliner pays an hourly fee for its use of each airplane and a portion of the monthly cost of maintaining the airplane. The Company believes that the amounts paid for the leases of the airplanes are comparable to the amounts the Company would have otherwise paid for comparable services from unaffiliated parties. For the fiscal year ended December 31, 2000, the Company paid Businessliner, Inc. $39,200 under this leasing arrangement.

In addition, on May 20, 2000, the Company entered into a Consulting Agreement with Businessliner pursuant to which, effective as of January 1, 2000, Businessliner agreed to provide consulting services to the Company and its affiliates, for an annual fee of $213,200. The term of the Consulting Agreement was originally scheduled to expire on December 31, 2000. On January 15, 2001, the Consulting Agreement was amended to extend the term through June 30, 2001. The parties have since agreed in principle that the term of the Consulting Agreement will expire on March 31, 2001.

In addition, the information set forth under "Employment Contracts, Termination of Employment and Change in Control Arrangements" in Item 11 of this Annual Report is incorporated herein by reference.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

                                                                                       Page
                                                                                      Number
                                                                                      _______
  (a)  Index to Consolidated Financial Statements

       Index                                                                            F-1

       Report of Independent Auditors                                                   F-2

       Consolidated Balance Sheets as of December 31, 2000 and 1999                     F-3

       Consolidated Statements of Operations for the years ended
          December 31, 2000, 1999 and 1998                                              F-4

       Consolidated Statements of Shareholders' Equity for the
       years ended December 31, 2000, 1999 and 1998                                     F-5

       Consolidated Statements of Cash Flows for the years ended
       December 31, 2000, 1999 and 1998                                                 F-6

       Notes to Consolidated Financial Statements                                       F-7


  (b)  Financial Statement Schedules

       All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under The related instruction or are inapplicable and therefore have been omitted.

  (c)  Reports on Form 8-K

       The Company did not file any Current Reports on Form 8-K during the fiscal quarter ended December 31, 2000.

  (d)  Exhibits

       2.1 Agreement and Plan of Merger by and among The First American Corporation, Rusti Corp. and the Company, dated as of January 30, 2001*

       3.1       Certificate of Incorporation of the Company**

       3.2       Bylaws of the Company**

       4.1       Specimen certificate for Common Stock of the Company**

       4.2 See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation 4 and Bylaws of the Company defining rights of holders of Common Stock of the Company

       10.1      Form of Project Commencement Agreement**

       10.2      Form of Software License Agreement**

       10.3      Form of Software Maintenance Agreement**

       10.4      Form of Professional Services Agreement**

       10.5 Form of CreditConnection Lender Agreement (for CreditRevue Licensees)**

       10.6 Form of CreditConnection Lender Agreement (for non-CreditRevue Licensees)**

       10.7      Form of CreditConnection Dealer Subscription Agreement**

       10.8.1 Office Building Lease between Symphony Woods Limited Partnership and the Company dated October 29, 1993**

       10.8.2 Office Building Lease between Symphony Woods Limited Partnership and the Company dated February 10, 1995**

       10.8.3    First Amendment to Lease dated March 29, 1995**

       10.8.4    Second Amendment to Lease dated August 12, 1996**

       10.8.5 135 National Business Parkway Lease between Constellation Real Estate, Inc. and the Company dated April 27, 1998****

       10.8.6 First Amendment of 135 National Business Parkway Lease dated December 23, 1998****

       10.9 Promissory Note dated December 31, 1995 given by the Company to James R. DeFrancesco**

       10.10 Business Loan Agreement between The Columbia Bank and the Company dated June 10, 1994**

       10.11 1996 Credit Management Solutions, Inc. Non-Qualified Stock Option Plan**

       10.12     1996 Credit Management Solutions, Inc. Employee Stock Purchase
                 Plan**

       10.13     1996 Credit Management Solutions, Inc. Long-Term Incentive
                 Plan**

       10.14     Form of Tax Indemnification Agreement**

       10.15 1996 Credit Management Solutions, Inc. Non-Qualified Stock Option Plan**

       10.16     1997 Credit Management Solutions, Inc. Stock Incentive Plan***

       10.17 Employment Agreement between Miles Grody and the Company dated June 27, 2000*****

       10.18 Employment Agreement between Scott Freiman and the Company dated June 27, 2000*****

       10.19 Employment Agreement between Robert Vollono and the Company dated June 27, 2000*****

       10.20 Form of Voting Agreement, dated as of January 30, 2001, by and among The First American Corporation and certain stockholders of the Company*

       10.21 Consulting Agreement between Businessliner, Inc. and the Company dated as of May 20, 2000 (filed herewith)

       10.22 Amendment, dated January 15, 2001, to Consulting Agreement between Businessliner, Inc. and the Company (filed herewith)

       10.23 Employment Agreement between Howard Tischler and the Company effective January 1, 2000 (filed herewith)

       10.24 Form of Amendment to Employment Agreements entered into between the Company and each of Scott Freiman, Miles Grody, Howard Tischler and Robert Vollono (filed herewith)

       23.1      Consent of Independent Auditors

--------------
* Incorporated by reference to exhibits filed with the Company's Current Report on Form 8-K filed on February 1, 2001.

** Incorporated by reference to exhibits filed with the Company's Registration Statement on Form S-1, File No. 333-14007.

*** Incorporated by reference to exhibits filed with the Company's 1997 Proxy Statement, File No. 000-21735

**** Incorporated by reference to exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

***** Incorporated by reference to exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Credit Management Solutions, Inc.

By: /s/ Scott L. Freiman                             April 2, 2001
    --------------------------------------
    Scott L. Freiman
    President and Chief Executive Officer
    (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ John J. McDonnell, Jr.                       April 2, 2001
    --------------------------------------
    John J. McDonnell, Jr.
    Chairman of the Board of Directors

By: /s/ Scott L. Freiman                             April 2, 2001
    --------------------------------------
    Scott L. Freiman
    President, Chief Executive Officer and
    Director (Principal Executive Officer)

By: /s/ Robert P. Vollono                            April 2, 2001
    --------------------------------------
    Robert P. Vollono
    Senior Vice President, Treasurer,
    Chief Financial Officer and Director
    (Principal Financial and Accounting Officer)

By: /s/ Stephen X. Graham                            April 2, 2001
    --------------------------------------
    Stephen X. Graham
    Director

By: /s/ James R. DeFrancesco                         April 2, 2001
    --------------------------------------
    James R. DeFrancesco
    Director

                                 EXHIBIT INDEX

       2.1 Agreement and Plan of Merger by and among The First American Corporation, Rusti Corp. and the Company, dated as of January 30, 2001*

       3.1       Certificate of Incorporation of the Company**

       3.2       Bylaws of the Company**

       4.1       Specimen certificate for Common Stock of the Company**

       4.2 See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation 4 and Bylaws of the Company defining rights of holders of Common Stock of the Company

       10.1      Form of Project Commencement Agreement**

       10.2      Form of Software License Agreement**

       10.3      Form of Software Maintenance Agreement**

       10.4      Form of Professional Services Agreement**

       10.5 Form of CreditConnection Lender Agreement (for CreditRevue Licensees)**

       10.6 Form of CreditConnection Lender Agreement (for non-CreditRevue Licensees)**

       10.7      Form of CreditConnection Dealer Subscription Agreement**

       10.8.1 Office Building Lease between Symphony Woods Limited Partnership and the Company dated October 29, 1993**

       10.8.2 Office Building Lease between Symphony Woods Limited Partnership and the Company dated February 10, 1995**

       10.8.3    First Amendment to Lease dated March 29, 1995**

       10.8.4    Second Amendment to Lease dated August 12, 1996**

       10.8.5 135 National Business Parkway Lease between Constellation Real Estate, Inc. and the Company dated April 27, 1998****

       10.8.6 First Amendment of 135 National Business Parkway Lease dated December 23, 1998****

       10.9 Promissory Note dated December 31, 1995 given by the Company to James R. DeFrancesco**

       10.10 Business Loan Agreement between The Columbia Bank and the Company dated June 10, 1994**

       10.11 1996 Credit Management Solutions, Inc. Non-Qualified Stock Option Plan**

       10.12     1996 Credit Management Solutions, Inc. Employee Stock Purchase
                 Plan**

       10.13     1996 Credit Management Solutions, Inc. Long-Term Incentive
                 Plan**

       10.14     Form of Tax Indemnification Agreement**

       10.15 1996 Credit Management Solutions, Inc. Non-Qualified Stock Option Plan**

       10.16     1997 Credit Management Solutions, Inc. Stock Incentive Plan***

       10.17 Employment Agreement between Miles Grody and the Company dated June 27, 2000*****

       10.18 Employment Agreement between Scott Freiman and the Company dated June 27, 2000*****

       10.19 Employment Agreement between Robert Vollono and the Company dated June 27, 2000*****

       10.20 Form of Voting Agreement, dated as of January 30, 2001, by and among The First American Corporation and certain stockholders of the Company*

       10.21 Consulting Agreement between Businessliner, Inc. and the Company dated as of May 20, 2000 (filed herewith)

       10.22 Amendment, dated January 15, 2001, to Consulting Agreement between Businessliner, Inc. and the Company (filed herewith)

       10.23 Employment Agreement between Howard Tischler and the Company effective January 1, 2000 (filed herewith)

       10.24 Form of Amendment to Employment Agreements entered into between the Company and each of Scott Freiman, Miles Grody, Howard Tischler and Robert Vollono (filed herewith)

       23.1      Consent of Independent Auditors

--------------
* Incorporated by reference to exhibits filed with the Company's Current Report on Form 8-K filed on February 1, 2001.

** Incorporated by reference to exhibits filed with the Company's Registration Statement on Form S-1, File No. 333-14007.

*** Incorporated by reference to exhibits filed with the Company's 1997 Proxy Statement, File No. 000-21735

**** Incorporated by reference to exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

***** Incorporated by reference to exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

              CREDIT MANAGEMENT SOLUTIONS, INC. AND SUBSIDIARIES

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Auditors                                          F-2
Consolidated Balance Sheets                                             F-3
Consolidated Statements of Operations                                   F-4
Consolidated Statements of Shareholders' Equity                         F-5
Consolidated Statements of Cash Flows                                   F-6
Notes to Consolidated Financial Statements                              F-7

                        Report of Independent Auditors

The Board of Directors and Shareholders
Credit Management Solutions, Inc.

We have audited the accompanying consolidated balance sheets of Credit Management Solutions, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Credit Management Solutions, Inc. and subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                             /s/ Ernst & Young LLP

Baltimore, Maryland
February 23, 2001

              CREDIT MANAGEMENT SOLUTIONS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                December 31,
                                                                        ---------------------------
                                                                            2000           1999
                                                                        ------------   ------------
ASSETS
Current assets:
   Cash and cash equivalents                                            $  1,588,133   $  3,594,328
   Investments available-for-sale                                          2,529,097      1,316,470
   Accounts receivable, net of allowance of $339,681 and
      $311,583 in 2000 and 1999, respectively                              6,558,672      5,724,256
   Costs and estimated earnings in excess of
      billings on uncompleted contracts                                       25,779          5,891
   Prepaid expenses and other current assets                                 362,720        474,725
                                                                        ------------   ------------
Total current assets                                                      11,064,401     11,115,670

Property and equipment:
   Computer equipment and software                                         5,775,962      4,826,085
   Office furniture and equipment                                          1,223,036      1,458,793
   Leasehold improvements                                                  3,189,184      3,177,925
                                                                        ------------   ------------
                                                                          10,188,182      9,462,803
   Accumulated depreciation and amortization                              (4,651,211)    (3,065,136)
                                                                        ------------   ------------
                                                                           5,536,971      6,397,667
Software development costs                                                 3,625,665      1,932,867
Other assets                                                                  37,463         46,386
                                                                        ------------   ------------
Total assets                                                            $ 20,264,500   $ 19,492,590
                                                                        ============   ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                     $  2,944,574   $  2,163,044
   Accrued payroll and related expenses                                    1,161,131        722,389
   Billings in excess of costs and estimated
      earnings on uncompleted contracts                                      367,319        101,046
   Deferred revenue                                                        3,547,108      2,920,904
   Current portion of deferred tenant allowance                              144,866        144,866
   Short-term borrowings                                                     798,000        798,000
   Current portion of capital lease obligations                                   --         25,402
                                                                        ------------   ------------
Total current liabilities                                                  8,962,998      6,875,651

Deferred tenant allowance, less current portion                              995,952      1,140,818
                                                                        ------------   ------------
Total liabilities                                                          9,958,950      8,016,469

Commitments and contingent liabilities                                            --             --

Shareholders' equity:
   Preferred stock, $.01 par value; 1,000,000 shares authorized;
   no shares issued or outstanding                                                --             --
   Common stock, $.01 par value; 40,000,000 shares authorized;
      7,824,113 and 7,689,570 shares issued and outstanding at
      December 31, 2000 and 1999, respectively                                78,241         76,896
   Additional paid-in capital                                             27,770,711     27,034,049
   Accumulated deficit                                                   (17,543,402)   (15,634,824)
                                                                        ------------   ------------
Total shareholders' equity                                                10,305,550     11,476,121
                                                                        ------------   ------------
Total liabilities and shareholders' equity                              $ 20,264,500   $ 19,492,590
                                                                        ============   ============

  The accompanying notes are an integral part of these financial statements.

               CREDIT MANAGEMENT SOLUTIONS, INC AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               Year  ended December 31,
                                                       ----------------------------------------
                                                           2000         1999           1998
                                                       -----------   -----------   ------------
Revenues:
  License and software development fees                $12,349,667   $12,872,321   $ 10,186,421
  Maintenance fees                                       6,442,967     5,059,352      4,294,572
  Computer hardware sales                                  972,337     1,248,615        776,790
  Service bureau revenues                                5,408,256     3,594,717      1,644,991
                                                       -----------   -----------   ------------
                                                        25,173,227    22,775,005     16,902,774
Costs of revenues:
  Cost of license and software development fees          7,323,375     6,504,519      6,988,649
  Cost of maintenance fees                               1,402,122       940,091      1,108,367
  Cost of computer hardware sales                        1,201,837     1,528,243        952,662
  Cost of service bureau                                 4,595,746     3,038,483      3,398,453
                                                       -----------   -----------   ------------
                                                        14,523,080    12,011,336     12,448,131
                                                       -----------   -----------   ------------
Gross profit                                            10,650,147    10,763,669      4,454,643

Other operating expenses:
  Selling, general and administrative expenses          12,011,636    12,122,557     12,823,909
  Research and development costs                           758,440     1,458,331      1,964,057
                                                       -----------   -----------   ------------
                                                        12,770,076    13,580,888     14,787,966
                                                       -----------   -----------   ------------
Loss from operations                                    (2,119,929)   (2,817,219)   (10,333,323)

Other income (expense):
  Interest expense                                         (88,671)      (57,426)       (24,965)
  Interest income                                          300,022       319,869        788,257
                                                       -----------   -----------   ------------
                                                           211,351       262,443        763,292
                                                       -----------   -----------   ------------
Net loss                                               $(1,908,578)  $(2,554,776)  $ (9,570,031)
                                                       ===========   ===========   ============
Basic and diluted loss per common share                $     (0.24)  $     (0.33)  $      (1.25)
                                                       ===========   ===========   ============
Weighted-average shares used in computation              7,798,679     7,660,897      7,636,217
                                                       ===========   ===========   ============


  The accompanying notes are an integral part of these financial statements.

              CREDIT MANAGEMENT SOLUTIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                              Common Stock
                                         -----------------------
                                                                   Additional
                                          Number                     Paid-In     Accumulated
                                         of Shares      Amount       Capital       Deficit        Total
                                         ---------    ----------   -----------  ------------   -----------
Balance at January 1, 1998               7,615,510    $   76,155   $26,645,247  $ (3,510,017)  $23,211,385
 Issuance of common stock under
   employee stock purchase program          19,572           196       134,653            --       134,849
 Exercise of options to purchase
   common stock                             14,688           146        73,294            --        73,440
 Net loss for 1998                              --            --            --    (9,570,031)   (9,570,031)
                                         ---------    ----------   -----------  ------------   -----------
Balance at December 31, 1998             7,649,770        76,497    26,853,194   (13,080,048)   13,849,643
 Issuance of common stock under
   employee stock purchase program          14,840           149        55,105            --        55,254
 Exercise of options to purchase
   common stock                             24,960           250       125,750            --       126,000
 Net loss for 1999                              --            --            --    (2,554,776)   (2,554,776)
                                         ---------    ----------   -----------  ------------   -----------
Balance at December 31, 1999             7,689,570        76,896    27,034,049   (15,634,824)   11,476,121
 Issuance of common stock under
   employee stock purchase program           6,349            63        29,614            --        29,677
 Exercise of options to purchase
   common stock                            128,194         1,282       707,048            --       708,330
 Net loss for 2000                              --            --            --    (1,908,578)   (1,908,578)
                                         ---------    ----------   -----------  ------------   -----------
Balance at December 31, 2000             7,824,113    $   78,241   $27,770,711  $(17,543,402)  $10,305,550
                                         =========    ==========   ===========  ============   ===========


  The accompanying notes are an integral part of these financial statements.

              CREDIT MANAGEMENT SOLUTIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        Year ended December 31,
                                                                ----------------------------------------
                                                                2000              1999              1998
                                                                ----              ----              ----
Operating activities:
Net loss                                                    $ (1,908,578)     $ (2,554,776)     $ (9,570,031)
Adjustments:
      Depreciation                                             1,729,520         1,800,964         1,199,194
      Amortization of software development costs                      --            60,861           119,721
      Decrease in deferred tenant allowance                     (144,866)         (162,974)               --
      Loss on disposal of property and
         equipment                                                77,189         1,215,473           302,878
         Changes in operating assets and liabilities:
         Accounts receivable, net                               (834,416)         (179,240)       (1,936,275)
         Prepaid expenses and other current assets               112,005          (193,511)          183,334
         Accounts payable                                        781,530        (2,004,177)          102,200
         Accrued payroll and related expenses                    438,742            53,759          (390,547)
         Net billings in excess of costs and
            estimated earnings on uncompleted contracts          246,385          (702,029)          712,537

      Deferred revenue                                           626,204            (1,019)        1,289,584
      Other lease obligations                                         --          (732,126)          732,126
                                                            ------------      ------------      ------------
Net cash provided by (used in) operating activities            1,123,715        (3,398,795)       (7,255,279)

Investing activities:
Purchase of investments available-for-sale                   (13,451,832)       (4,061,527)      (11,166,659)
Sale of investments available-for-sale                        12,239,205         9,227,078         4,684,638
Proceeds from sale of property and equipment                       7,423            55,563           162,672
Purchases of property and equipment                             (953,436)         (576,222)       (4,063,464)
Capitalized software development costs                        (1,692,798)       (1,655,004)         (278,863)
Decrease in other assets                                           8,923             2,974           374,526
                                                            ------------      ------------      ------------
Net cash provided by (used in) investing activities           (3,842,515)        2,992,862       (10,287,150)

Financing activities:
Payments under capital lease obligations and short-term
      borrowings                                                 (25,402)          (69,558)         (144,595)
Proceeds from short-term borrowings                                   --           798,000                --
Proceeds from exercise of stock options                          708,330           126,000            73,440
Proceeds from issuance of common stock                            29,677            55,254           134,849
                                                            ------------      ------------      ------------
Net cash provided by financing activities                        712,605           909,696            63,694
                                                            ------------      ------------      ------------
Net change in cash and cash equivalents                       (2,006,195)          503,763       (17,478,735)
Cash and cash equivalents at beginning of year                 3,594,328         3,090,565        20,569,300
                                                            ------------      ------------      ------------

Cash and cash equivalents at end of year                    $  1,588,133      $  3,594,328      $  3,090,565
                                                            ============      ============      ============


    The accompanying notes are integral part of these financial statements.

              CREDIT MANAGEMENT SOLUTIONS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation and Significant Accounting Policies

Basis of Presentation of Financial Statements

Description of Business

Credit Management Solutions, Inc. and subsidiaries (the "Company") develops and provides software solutions and services for automating the consumer and small business credit analysis, decisioning and funding process. The Company's customers are primarily banks and other financial institutions located throughout the United States.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, CreditOnline, Inc. (formerly known as CreditConnection, Inc.) and CMSI Systems, Inc. The CreditOnline subsidiary operates an automated service bureau which electronically assembles and transmits between merchants and credit grantors credit applications of the merchants' customers. CMSI Systems, Inc. operates the Company's software license and related services business. All material intercompany accounts and transactions have been eliminated upon consolidation.

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

At December 31, 2000, available-for-sale securities consisted of municipal, corporate and government agency obligations, the cost of which approximates fair value. The Company has not had significant realized or unrealized gains or losses on its investments during the periods presented. These investments are classified as current as all maturities are less than one year.

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

Software Development Costs

Costs related to conceptual formulation and design of software products are expensed as incurred. Costs incurred subsequent to the establishment of technological feasibility, but prior to the product being available for general release to customers, are capitalized and amortized over estimated productive lives, generally three years. Amortization is recorded at the greater of the amount computed using the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product, or the straight-line method.

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

Revenue Recognition

Revenues from long-term software license contracts for the customization and modification of the Company's software products are recognized using the percentage-of-completion method, measured generally on a cost incurred basis. Costs consist primarily of direct labor and applicable overhead. Contracts in progress are reviewed periodically as the work progresses, and revenues and earnings are adjusted in current accounting periods based on revisions in contract value and estimates to complete. Losses on contracts are provided for in the period they are first determined.

The Company recognizes revenue from software maintenance contracts pro rata over the term of the agreements, generally one-year. Revenues from sales of hardware and software are recognized at time of shipment and when collection of the receivable is probable. Payments received in advance of revenue recognition for these services and product sales are included in deferred revenue. Service bureau revenues are transaction-based revenues that are recognized when the transaction is completed and collection is probable.

Advertising Costs

All advertising costs are expensed when incurred. Costs, which are included in selling, general and administrative expense, for the year ended December 31, 2000, 1999 and 1998 are $308,206, $282,262 and $384,863, respectively.

Income Taxes

The Company uses the liability method in accounting for income taxes. Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Reclassifications

Certain amounts in the 1999 and 1998 consolidated financial statements have been reclassified to conform to the 2000 presentation.

Adoption of Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 was later amended by the Financial Accounting Standards Board in 1999 and 2000 upon the issuance of SFAS No. 137 and SFAS No. 138. These standards, which the Company adopted on January 1, 2001, provide a comprehensive and consistent method for the recognition and measurement of derivatives and hedging activities. The adoption of SFAS No. 133 and its amendments did not have any impact on the consolidated financial statements.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." The Company adopted the provisions of SAB No. 101 in its consolidated financial statements in 2000. The adoption of this pronouncement did not have any impact on the Company's revenue recognition policies, consolidated financial position or results of operations.

2.   Income Taxes

The significant items comprising the Company's net deferred tax assets are as follows:

                                                             December 31
                                                      -------------------------
                                                         2000          1999
                                                         ----          ----
Deferred tax assets:
  Net operating loss carry forwards                   $ 8,452,812   $ 7,381,967
  Accrued expenses                                        133,436       123,038
  Provision for bad debts                                 135,872       124,633
  Revenue recognition                                     136,617            --
                                                      -----------   -----------
Total deferred tax assets                               8,858,737     7,629,638
Deferred tax liabilities:
  Software development costs                            1,450,266       773,147
  Revenue recognition                                          --        (2,356)
  Depreciation                                            203,401       390,484
                                                      -----------   -----------
Total deferred tax liabilities                          1,653,677     1,161,275

Net future income tax benefit                           7,205,070     6,468,363
Valuation allowance for deferred tax assets            (7,205,070)   (6,468,363)
                                                      -----------   -----------
Net deferred tax assets                               $        --   $        --
                                                      ===========   ===========

A reconciliation of income tax expense computed at the U.S. Federal statutory rate of 34% to the recorded amount of income tax expense is as follows:

                                                                       Year ended December 31
                                                            --------------------------------------------
                                                                2000            1999            1998
                                                            -----------     -----------     ------------
Tax expense at U.S. statutory rate                          $  (648,917)    $  (868,624)     $(3,253,811)
State income taxes                                             (114,515)       (153,287)        (574,202)
Effect of permanent differences                                  26,725          38,164           24,235
Effect of change in valuation allowance for deferred
   tax assets                                                   736,707         983,747        3,803,778
                                                            -----------     -----------      -----------
Total                                                       $        --     $        --      $        --
                                                            ===========     ===========      ===========

At December 31, 2000 the Company had net operating loss carry forwards of $21,132,030 which begin to expire in 2011. Income tax regulations contain provisions which may limit the net operating loss carryforwards available to be used in any given year if certain events occur, including significant changes in ownership.

3.   Loss Per Share

The following table summarizes the computations of basic and diluted loss per common share:

                                                     Year ended December 31
                                                --------------------------------
                                                2000          1999          1998
                                                ----          ----          ----
Numerator:
 Net loss                                    $(1,908,578)  $(2,554,776)  $(9,570,031)
                                             ===========   ===========   ===========
Denominator:
 Weighted-average shares                       7,798,679     7,660,897     7,636,217
                                             ===========   ===========   ===========
Basic and diluted loss per common share      $     (0.24)  $     (0.33)  $     (1.25)
                                             ===========   ===========   ===========

Diluted loss per share is equal to basic loss per share in all years presented because if potentially dilutive securities were included in the computation, the result would be anti-dilutive. These potentially dilutive securities consist of stock options as described in Note 10.

4.   Impairment Charge

The Company recorded an impairment charge of $1.2 million on a pre-tax basis ($0.16 per share) during the fourth quarter of 1999. This charge resulted from the impairment of computer software developed by third parties to integrate some of the Company's internal systems. During the fourth quarter of 1999, due to concerns about the software's functionality, the Company abandoned the integration project and recorded a charge for the carrying amount of the assets it will no longer utilize. The impairment charge has been classified in the consolidated statement of operations as selling, general and administrative expenses.

5.   Supplemental Disclosures of Non-Cash Investing and Financing Activities

Interest paid during the years ended December 31, 2000, 1999, and 1998 was $88,671, $57,426 and $24,965, respectively. The Company paid no amounts related to income taxes during the three years ended December 31, 2000.

6.   Costs and Estimated Earnings on Uncompleted Contracts

Uncompleted contracts consist of the following components:

                                             Balance Sheet Caption
                                      -----------------------------------
                                          Costs and         Billings in
                                      estimated earnings  excess of costs
                                         in excess of      and estimated
                                           billings          earnings          Total
                                      ------------------  ---------------   ------------
December 31, 1999
      Costs and estimated earnings        $  169,923        $  261,742       $  431,665
      Billings                               164,032           362,788          526,820
                                          ----------        ----------       ----------
                                          $    5,891        $ (101,046)      $  (95,155)
                                          ==========        ==========       ==========
December 31, 2000
      Costs and estimated earnings        $  209,940        $1,760,763       $1,970,703
      Billings                               184,161         2,128,082        2,312,243
                                          ----------        ----------       ----------
                                          $   25,779        $ (367,319)      $ (341,540)
                                          ==========        ==========       ==========

All receivables from contracts in-progress are expected to be collected within twelve months.

7.   Bank Line of Credit

The Company has a revolving line of credit with a bank which allows for aggregate borrowings of $1.5 million through the expiration date of April 1, 2001. Borrowings under the line of credit are secured by the Company's accounts receivable and property and equipment, and bear interest at the bank's prime rate plus one percent (9.50% at December 31, 2000). Under the terms of the loan agreement, the Company is required to comply with certain covenants including a restriction on assuming additional indebtedness without the prior written consent of the bank. As of December 31, 2000, the Company was in compliance with all covenants. As of December 31, 2000, the Company had $798,000 outstanding under this line of credit.

8.   Capital Lease Obligations

The Company leases equipment under capital leases. Property and equipment includes the following amounts for leases that have been capitalized at December 31, 1999:


Computer equipment                                      $ 122,295
Office furniture and equipment                            135,905
                                                        ---------
Less: accumulated amortization                            258,200
                                                         (142,933)
                                                        ---------
                                                        $ 115,267
                                                        =========

Amortization of leased assets is included in depreciation expense.

At December 31, 2000, no amounts are due under capital lease obligation, and no assets are capitalized under capital leases.

9.   Other Lease Obligations

During 1998, the Company relocated its corporate headquarters, and at December 31, 1998 remained obligated under operating leases for unutilized space at its former headquarters. Accordingly, in 1998 the Company estimated the present value of its future minimum obligations and recorded $1,062,425 of rent expense.

During 1999, the Company sublet portions of the unutilized space and terminated the leases on the remaining space. As a result of the 1999 agreements, the present value of the future minimum lease payments was reduced by $831,660. This amount was recorded as a reduction of rent expense in 1999.

10.  Stock Options

The Company records compensation expense for all stock-based compensation plans using the intrinsic value method prescribed by APB Opinion 25, Accounting for Stock Issued to Employees ("APB No. 25"). Under APB No. 25, if the exercise price of the Company's employee stock options equals the quoted value of the underlying stock on the date of grant, no compensation expense is generally recognized. Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation ("Statement No. 123"), encourages companies to recognize expense for stock-based awards based on their estimated value on the date of grant. Statement No. 123 requires the disclosure of pro forma income and earnings per share data in the notes to the financial statements if the fair value method is not elected. The Company supplementally discloses in these financial statements the pro forma information as if the fair value method had been adopted.

In 1997, the Company adopted the 1997 Stock Incentive Plan (the "1997 Plan"). The 1997 Plan provides for the granting of either non-qualified or qualified options to purchase an aggregate of up to 3,400,000 shares of common stock, subject to adjustment, to employees of the Company and others. Each year, the 1997 Plan allows for a one percent increase in the number of shares available to be granted. At December 31, 2000, the Company had 3,503,000 shares of common stock available for grant. The 1997 Plan includes a discretionary option grant program, a salary investment option grant program, a stock issuance program, an automatic option grant program and a director fee option grant program.

In 1999, the Company issued options outside the 1997 Plan to purchase 375,000 shares of common stock, pursuant to certain officer employment agreements. At December 31, 2000, these options remained outstanding.

A summary of the Company's stock options activity and related information is as follows:

                                                     2000                       1999                      1998
                                            ----------------------     ----------------------     ---------------------
                                                         Weighted-                  Weighted-                  Weighted
                                                          Average                    Average                    Average
                                                         Exercise                   Exercise                   Exercise
                                              Options      Price         Options      Price         Options      Price
                                            -----------  ---------     -----------  ---------     -----------  --------
Options outstanding--
  beginning of year                          3,494,458     $5.59        3,669,648     $6.33        2,691,844     $5.79
Granted                                        370,072      3.93          841,350      4.67        1,201,880      7.33
Exercised                                     (128,194)     5.53          (24,960)     5.05          (14,688)     7.70
Forfeited                                     (346,774)     6.11         (991,580)     7.54         (209,388)     5.00
                                            ----------     -----       ----------     -----       ----------     -----
Options outstanding--
end of year                                  3,389,562     $5.36        3,494,458     $5.59        3,669,648     $6.33
                                            ----------     -----       ----------     -----       ----------     -----
Exercisable at end of year                   2,207,019     $5.40        1,847,688     $5.45        1,583,228     $5.32
                                            ----------     -----       ----------     -----       ----------     -----

During all years presented, the Company issued options to purchase common stock with exercise prices at or above the market value of the Company's common stock at the date of grant. The following table summarizes the weighted-average exercise price and fair values of options granted during the years ended December 31:

                                        Number of     Weighted Average     Weighted Average
                                        Shares        Exercise Price       Fair Value
                                        ---------     ----------------     ----------------
1999
Market price equal to exercise
price on date of grant                    587,560     $           4.18     $           3.24

Market price less than
exercise price on date of grant           253,790     $           6.11     $           2.74

1998
Market price equal to exercise
price on date of grant                    451,880     $           6.84     $           4.33

Market price less than
exercise price on date of grant           750,000     $           7.60     $           2.41


Options granted during 2000 had a fair value of $3.24

              CREDIT MANAGEMENT SOLUTIONS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10.  Stock Options (continued)

Exercise prices for options outstanding as of December 31, 2000 ranged from $1.13 to $18.50 as follows:

                                                                                     Weighted-
                                                                    Weighted-         average
                                                 Weighted-           average       exercise price
                                                  average       exercise price of        of
   Exercise          Options      Options    remaining life in       options          options
     Price         Outstanding  Exercisable        years           exercisable      outstanding
   --------        -----------  -----------  -----------------  -----------------  --------------
$1.13 to $5.38      2,976,200    1,975,521         6.63              $ 4.95            $ 4.76
$5.50 to $8.00        159,442       64,317         8.06              $ 7.79            $ 7.20
$8.25 to $9.60        131,820      103,678         6.08              $ 9.56            $ 9.54
$9.75 to $18.50       122,100       63,503         7.64              $11.74            $10.94

All options granted under the Plan are subject to vesting provisions at the discretion of the Board of Directors. Options granted to date vest in varying percentages through 2004.

Pro forma net loss and loss per share information required by Statement No. 123 has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value of options granted in 2000, 1999 and 1998 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 5.8% in 2000 and 1999 and 5.5% in 1998; dividend yield of 0% in 2000, 1999 and 1998; volatility factor of the expected market price of the Company's common stock of 1.07, 1.00 and 0.81 in 2000, 1999 and 1998, respectively; and a weighted-average expected life of the options of seven years in 2000, eight years in 1999, and five years in 1998.

Because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models methods prescribed by Statement No. 123 do not necessarily provide a single measure of the fair value of its employee stock options.

For the purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's pro forma information follows:

                                     2000           1999           1998
                                     ----           ----           ----
Pro forma net loss               $(3,844,119)   $(3,984,340)   $(10,737,437)
Pro forma loss per share
(basic and diluted)              $     (0.49)   $     (0.52)   $      (1.41)

              CREDIT MANAGEMENT SOLUTIONS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11.  Profit Sharing Plan

The Company maintains a 401(k) profit sharing plan which covers all employees with at least six months of service. In addition, the Company may make a discretionary contribution based on each eligible participant's compensation. Participant contributions vest immediately and employer contributions vest over a six year period. During 1999 and 1998, the Company matched 20% per annum of the first $1,000 contributed to the plan by each employee. In January 2000, the Company began matching 50% of the first 4% of annual contributions by participating employees up to a maximum annual contribution per participating employee of $5,250. Contributions for the years ended December 31, 2000, 1999 and 1998 were $133,614, $29,745 and $33,189, respectively.

               CREDIT MANAGEMENT SOLUTIONS, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12.  Operating Leases

The Company leases certain office space and equipment under non-cancelable operating lease agreements which expire through 2008. The Company also subleases office space that was vacated in 1998. Future minimum lease payments at December 31, 2000 for leases and subleases with initial terms of one year or more consist of the following:

                                    As Lessee             As Sublessor
                                   -----------            ------------
2001                               $ 1,558,913            $    223,758
2002                                 1,467,620
2003                                 1,441,524
2004                                 1,427,271
2005                                 1,459,331
Thereafter                           4,383,552
                                   -----------            ------------
Total minimum lease payments       $11,738,211            $    223,758
                                   ===========            ============


Rent expense under all operating leases for the year ended December 31, 2000, 1999 and 1998 was $1,821,287, $809,236 and $2,359,666, respectively. Rent expense is net of $211,315 and $200,102 received under sublease agreements for the years ended December 31, 2000 and 1999, respectively.

13.  Segment Reporting

During 2000, the Company organized its operations into two wholly owned subsidiaries, CreditOnline, Inc. and CMSI Systems, Inc. CreditOnline, Inc. operates an automated service bureau which electronically assembles and transmits between merchants and credit grantors credit applications of the merchants' customers. CMSI Systems, Inc. operates the Company's software license and related services business. Previously, the Company was organized into three distinct business lines, Credit Decisioning Systems (CDS), E-Commerce and Service Bureau Alliances (SBA). Segment information for the prior periods has been reclassified to conform to the operating segments adopted in 2000.

The Company evaluates performance and allocates resources based on income from operations before depreciation and amortization, and corporate general and administrative expenses. Assets are not

               CREDIT MANAGEMENT SOLUTIONS, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

apportioned by segment and are not reviewed by management in assessing segment performance. The accounting policies used by the reportable segments are the same as those used by the Company and described in Note 1 to the consolidated financial statements. There are no intercompany sales or transfers. The subsidiaries are managed separately by presidents who are most familiar with the segment's operations. The following table sets forth information on the Company's reportable segments:

                                           Year Ended December 31, 2000
                                  ----------------------------------------------
                                  CMSI Systems        Credit Online        Total
                                  ------------        -------------        -----
Revenues                          $20,620,270         $ 4,552,957        $25,173,227
Segment profits (loss)              8,323,786          (2,910,267)       $ 5,413,519

                                           Year Ended December 31, 1999
                                  ----------------------------------------------
                                  CMSI Systems        Credit Online        Total
                                  ------------        -------------        -----
Revenues                          $20,639,624         $ 2,135,381       $22,775,005
Segment profits (loss)              7,691,608          (2,312,258)      $ 5,379,350

                                           Year Ended December 31, 1998
                                  ----------------------------------------------
                                  CMSI Systems        Credit Online        Total
                                  ------------        -------------        -----
Revenues                          $15,627,754         $ 1,275,020       $16,902,774
Segment profits (loss)              3,622,615          (3,718,657)      $   (96,042)

A reconciliation of segment profit (loss) for all segments to net loss for the years ended December 31, 2000, 1999 and 1998 is as follows:

                                            2000          1999         1998
                                            ----          ----         ----
Total segment profit (loss)             $ 5,413,519    $ 5,379,350  $   (96,042)
Corporate, general and administrative    (5,948,794)    (6,497,718)  (8,918,366)
Depreciation and amortization            (1,584,654)    (1,698,851)  (1,318,915)
Net interest income                         211,351        262,443      763,292
                                         -----------   -----------  -----------
Net loss                                 $(1,908,578)  $(2,554,776) $(9,570,031)
                                         ===========   ===========  ===========

Substantially all of the revenues and assets of the Company's reportable segments are attributed to or located in the United States.

For the years ended December 31, 2000, and 1998 one customer accounted for 12.4% of total revenues. For the year ended December 31, 1999, no customer accounted for 10% of total revenues.

14.  Quarterly Financial Data (unaudited)
     (data in thousands, except per share data)

The following is a summary of the quarterly results of operations for the years ended December 31, 2000 and 1999:

                                                      2000                                              1999
                                    -----------------------------------------        ---------------------------------------
                                       Q4         Q3         Q2         Q1              Q4         Q3        Q2        Q1
                                    --------   --------   --------   --------        --------   --------  --------  --------
Total revenues                      $  6,901   $  6,430   $  6,645   $  5,197        $  5,241   $  5,261  $  6,141  $  6,132
Gross profit                           2,482      2,948      2,814      2,406           2,361      3,030     2,807     2,566
                                    --------   --------   --------   --------        --------   --------  --------  --------
Net profit (loss)                   $   (994)  $    (43)  $   (396)  $   (476)       $ (2,024)  $     61  $     54  $   (646)
                                    --------   --------   --------   --------        --------   --------  --------  --------
Income (loss) per share             $  (0.13)  $  (0.01)  $  (0.05)  $  (0.06)       $  (0.26)  $   0.01  $   0.01  $  (0.08)
                                    --------   --------   --------   --------        --------   --------  --------  --------

15.  Subsequent Event

On January 30, 2001, the Company entered into an Agreement and Plan of Merger with The First American Corporation, a California corporation ("First American"), and Rusti Corp., a wholly-owned subsidiary of First American. If the merger contemplated by the Agreement is completed, the Company's stockholders will receive, for each share of common stock held by them, the right to receive such fraction of a share of First American common stock equal to the quotient (rounded to the nearest ten-thousandth decimal place) resulting from the division of $6.25 by the average closing price per share of First American common stock as reported on the New York Stock Exchange for the ten trading days ended on the third trading day prior to the special meeting of the Company's stockholders to be held for the purpose of voting upon the merger. However, if the average closing price is greater than $30 per share, such average closing price shall be deemed to be $30 per share, and if the average closing price is less than $22 per share, the average closing price shall be deemed to be $22 per share. Consummation of the merger is subject to various conditions, including, among other things, receipt of the necessary approvals of the stockholders of the Company, performance of covenants and agreements of the parties and other customary terms. The merger is intended to constitute a reorganization under
Section 368(a) of the Internal Revenue Code of 1986, as amended. The transaction is expected to be completed in the second quarter of 2001.