Form 10-Q
period 2001-03-31
CREDIT MANAGEMENT SOLUTIONS INC
filed 2001-05-15
CIK 1024339

           SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

                                ______________

                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

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

   Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,999,431 shares of the Company's Common Stock, $.01 par value, were outstanding as of May 8, 2001.

                       CREDIT MANAGEMENT SOLUTIONS, INC.
                       Index to March 31, 2001 Form 10-Q


                                                                                        Page
                                                                                        ----
                                 Part I -- Financial Information

Item 1.  Financial Statements
          Consolidated Balance Sheets-- March 31, 2001 (unaudited) and
             December 31, 2000                                                             3
          Consolidated Statements of Operations-- Three Months Ended March 31,
             2001 (unaudited) and 2000 (unaudited)                                         4
          Consolidated Statements of Cash Flows -- Three Months Ended
             March 31, 2001 (unaudited) and 2000 (unaudited)                               5
          Notes to Consolidated Financial Statements                                       6
Item 2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                            8

                                   Part II -- Other Information

Item 1.  Legal Proceedings                                                                19
Item 2.  Changes in Securities                                                            19
Item 3.  Defaults upon Senior Securities                                                  19
Item 4.  Submission of Matters to a Vote of Security Holders                              19
Item 5.  Other Information                                                                19
Item 6.  Exhibits and Reports on Form 8-K                                                 19
         Signatures                                                                       20
         Exhibit Index                                                                    21

Item I. FINANCIAL STATEMENTS

              CREDIT MANAGEMENT SOLUTIONS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                          March 31,            December 31,
                                                                             2001                  2000
                                                                          ---------            ------------
                                                                         (Unaudited)
                                      Assets
Current assets:
     Cash and cash equivalents                                           $  2,290,878          $  1,588,133
     Investments available-for-sale                                                 -             2,529,097
     Accounts receivable, net of allowance of $371,946 and
        $339,681 in 2001 and 2000, respectively                             6,620,116             6,558,672
     Costs and estimated earnings in excess of
        billings on uncompleted contracts                                      94,542                25,779
     Prepaid expenses and other current assets                                260,913               362,720
                                                                         ------------          ------------
     Total current assets                                                   9,266,449            11,064,401
Property and equipment:
     Computer equipment and software                                        5,924,321             5,775,962
     Office furniture and equipment                                         1,225,786             1,223,036
     Leasehold improvements                                                 3,189,184             3,189,184
                                                                         ------------          ------------
                                                                           10,339,291            10,188,182
     Accumulated depreciation and amortization                             (5,105,818)           (4,651,211)
                                                                         ------------          ------------
                                                                            5,233,473             5,536,971
Software development costs, net of accumulated amortization
        of $226,604 in 2001                                                 3,399,061             3,625,665
Other non-current assets                                                       36,356                37,463
                                                                         ------------          ------------
Total assets                                                             $ 17,935,339          $ 20,264,500
                                                                         ============          ============
                          Liabilities and Shareholders' Equity
Current liabilities:
     Accounts payable                                                    $  2,086,870          $  2,944,574
     Accrued payroll and related expenses                                   1,496,994             1,161,131
     Billings in excess of costs and estimated
       earnings on uncompleted contracts                                      179,169               367,319
     Deferred revenue                                                       3,292,454             3,547,108
     Current portion of deferred tenant allowance                             144,866               144,866
     Short-term borrowings                                                    798,000               798,000
                                                                         ------------          ------------
     Total current liabilities                                              7,998,353             8,962,998
     Deferred tenant allowance, less current portion                          959,736               995,952
                                                                         ------------          ------------
Total liabilities                                                           8,958,089             9,958,950
Shareholders' equity:
     Preferred stock, $.01 par value; 1,000,000 shares authorized;
        no shares issued or outstanding                                             -                     -
     Common stock, $.01 par value; 40,000,000 shares authorized;
        7,994,167 and 7,824,113 shares issued and outstanding at
        March 31, 2001 and December 31, 2000, respectively                     79,942                78,241
     Additional paid-in capital                                            28,529,883            27,770,711
     Accumulated deficit                                                  (19,632,575)          (17,543,402)
                                                                         ------------          ------------
Total shareholders' equity                                                  8,977,250            10,305,550
                                                                         ------------          ------------
Total liabilities and shareholders' equity                               $ 17,935,339          $ 20,264,500
                                                                         ============          ============

             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                             FINANCIAL STATEMENTS

              CREDIT MANAGEMENT SOLUTIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   Three Months Ended,
                                                                        March 31,
                                                           -----------------------------------
                                                                2001                 2000
                                                           -------------         -------------
                                                             (Unaudited)          (Unaudited)
Revenues:
  License and software development fees                    $  2,554,480            $  2,602,235
  Maintenance fees                                            1,814,485               1,487,314
  Computer hardware sales                                        55,423                  49,003
  Service bureau revenues                                     1,855,493               1,058,861
                                                           ------------            ------------
                                                              6,279,881               5,197,413
Costs of revenues:
  Cost of license and software development fees               2,205,452               1,391,528
  Cost of maintenance fees                                      396,228                 289,897
  Cost of computer hardware sales                               138,566                  84,136
  Cost of service bureau                                      1,600,141               1,026,956
                                                           ------------            ------------
                                                              4,340,387               2,792,517
                                                           ------------            ------------
Gross profit                                                  1,939,494               2,404,896

Other operating expenses:
  Selling, general and administrative expenses                3,610,491               2,684,857
  Research and development costs                                449,866                 237,079
                                                           ------------            ------------
                                                              4,060,357               2,921,936
                                                           ------------            ------------
  Loss from operations                                       (2,120,863)               (517,040)

Other income (expense):
  Interest expense                                              (20,017)                (22,785)
  Interest income                                                51,707                  64,028
                                                           ------------            ------------
                                                                 31,690                  41,243
                                                           ------------            ------------
Net loss                                                   $ (2,089,173)           $   (475,797)
                                                           ============            ============

Basic and diluted loss per common share                    $      (0.27)           $      (0.06)
                                                           ============            ============
Weighted-average shares used in computation                   7,874,564               7,729,142
                                                           ============            ============

             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                             FINANCIAL STATEMENTS.

              CREDIT MANAGEMENT SOLUTIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                Three Months Ended March 31,
                                                                          ------------------------------------------
                                                                                 2001                     2000
                                                                          ----------------          ----------------
                                                                             (Unaudited)               (Unaudited)
Operating activities:
     Net loss                                                             $   (2,089,173)           $    (475,797)
     Adjustments:
        Depreciation                                                             454,607                  440,273
        Amortization of software development costs                               226,604                        -
        Amortization of deferred tenant allowance                                (36,216)                 (36,216)
        Loss on disposal of property and equipment                                     -                   80,494
     Changes in operating assets and liabilities:
        Accounts receivable, net                                                 (61,444)                 241,509
        Prepaid expenses and other current assets                                101,807                   62,659
        Accounts payable                                                        (857,704)                (160,524)
        Accrued payroll and related expenses                                     335,863                  154,200
        Net billings in excess of costs and estimated gross profit
             on uncompleted contracts                                           (256,913)                 563,951
        Deferred revenue                                                        (254,654)                (286,331)
                                                                          --------------            -------------
        Net cash (used in) provided by operating activities                   (2,437,223)                 584,218

Investing activities:
        Purchase of investments available-for-sale                                     -               (5,572,969)
        Sale of investments available-for-sale                                 2,529,097                4,572,482
        Proceeds from sale of property and equipment                                   -                    3,175
        Purchase of property and equipment                                      (151,109)                (246,478)
        Capitalized software development costs                                         -                 (379,153)
        Decrease in other assets                                                   1,107                   13,147
                                                                          --------------            -------------
        Net cash (used in) provided by investing activities                    2,379,095               (1,609,796)

Financing activities:
        Payments under capital lease obligations and
           short-term borrowings                                                       -                  (16,116)
        Proceeds from credit line                                                      -                  691,049
        Proceeds from exercise of stock options                                  754,733                        -
        Proceeds from issuance of common stock                                     6,140                    9,504
                                                                          --------------            -------------
Net cash provided by financing activities                                        760,873                  684,437
                                                                          --------------            -------------
Net change in cash and cash equivalents                                          702,745                 (341,141)
                                                                          --------------            -------------
Cash and cash equivalents at beginning of period                               1,588,133                3,594,328
                                                                          --------------            -------------
Cash and cash equivalents at end of period                                $    2,290,878            $   3,253,187
                                                                          ==============            =============

             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                             FINANCIAL STATEMENTS.

              CREDIT MANAGEMENT SOLUTIONS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereof included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Certain amounts in the 2000 consolidated financial statements have been reclassified to conform to the 2001 presentation.

NOTE 2.  ADOPTION OF RECENT ACCOUNTING PRONOUNCEMENTS

In December 1999, the SEC staff issued Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements ("SAB 101"). The Company adopted the provisions of SAB No. 101 in its consolidated financial statements in 2000. The adoption of this pronouncement did not have any impact on the Company's revenue recognition policies, consolidated financial position or results of operations.

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 was later amended by the Financial Accounting Standards Board in 1999 and 2000 upon the issuance of SFAS No. 137 and SFAS No. 138. The standards, which the Company adopted on January 1, 2001, provide a comprehensive and consistent method for the recognition and measurement of derivatives and hedging activities. The adoption of SFAS No. 133 and its amendments did not have any impact on the consolidated financial statements.

NOTE 3.  COST AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Uncompleted contracts consist of the following components:

                                                                 Balance Sheet Caption
                                 -----------------------------------------------------------------------------------
                                   Costs and Estimated             Billings in Excess
                                       Earnings in                    of Costs and
                                    Excess of Billings             Estimated Earnings                    Total
                                 ----------------------         ----------------------          --------------------
December 31, 2000:
    Cost and estimated earnings      $          209,940              $       1,760,763                $    1,970,703
    Billings                                    184,161                      2,128,082                     2,312,243
                                 ----------------------         ----------------------          --------------------
                                     $           25,779              $        (367,319)               $     (341,540)
                                 ======================         ======================          ====================

March 31, 2001:
    Cost and estimated earnings      $          694,114              $         693,040                $    1,387,154
    Billings                                    599,572                        872,209                     1,471,781
                                 ----------------------         ----------------------          --------------------
                                     $           94,542              $        (179,169)               $      (84,627)
                                 ======================         ======================          ====================

All receivables on contracts in progress are expected to be collected within twelve months.

NOTE 4.  SEGMENT REPORTING

During 2000, the Company organized its operations into two wholly owned subsidiaries, Credit Online, Inc. and CMSI Systems, Inc. Credit Online, Inc. operates an automated service bureau which electronically assembles and transmits between merchants and credit grantors credit applications of the merchant's customers. CMSI Systems, Inc. operates the Company's software license and related services business. Previously, the Company was organized into three distinct business lines, Credit Decisioning Systems (CDS), E-Commerce and Service Bureau Alliances (SBA).

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

                                     Three months ended March 31, 2001
                           --------------------------------------------------
                           CMSI Systems      Credit Online        Total
                           ------------      -------------     --------------
Revenues                   $  4,706,946      $ 1,572,935       $ 6,279,881
Segment profit (loss)           976,167         (681,592)      $   294,575

                                     Three months ended March 31, 2000
                           -------------------------------------------------
                           CMSI Systems      Credit Online        Total
                           -------------     --------------    -------------
Revenues                   $ 4,281,142       $   916,271       $ 5,197,413
Segment profit (loss)        1,953,233          (846,206)      $ 1,107,027

A reconciliation of segment profit for all segments to net loss is as follows:

                                                                         Three months ended March 31,
                                                                 ------------------------------------------
                                                                       2001                    2000
                                                                 ---------------      ------------------
Total segment profit                                                 $   294,575             $ 1,107,027
Unallocated corporate, general and administrative expenses            (1,770,443)             (1,220,010)

Depreciation and amortization                                           (644,995)               (404,057)
Net interest income                                                       31,690                  41,243
                                                                 ---------------         ---------------
Net loss                                                             $(2,089,173)            $  (475,797)
                                                                 ===============        ================

Substantially all of the revenues and assets of the Company's reportable segments are attributed to or located in the United States.

NOTE 5.  SALE OF COMPANY

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's interim results of operations and financial condition. This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. This report contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company. Investors are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements, investors should carefully consider the various factors identified in this Report which could cause actual results to differ materially from those indicated by such forward-looking statements, including the matters set forth in "--Certain Factors That May Affect Future Results, Financial Condition and the Market Price of Securities."

OVERVIEW

The Company was incorporated in 1987 to commercialize an automated credit processing system developed by James R. DeFrancesco, the Company's co-founder, and Scott L. Freiman, the Company's President, Chief Executive Officer and co-founder while they were employed by American Financial Corporation ("AFC"), an automobile finance servicing company owned by Mr. DeFrancesco. AFC was acquired in October 1987 by Perpetual Savings Bank, FSB. Mr. DeFrancesco and Mr. Freiman retained ownership of AFC's credit processing software which formed the basis for the Company's CreditRevue software. CreditRevue was initially released in 1988. Since its initial release, the Company has continually enhanced CreditRevue in response to the needs of its customers. The Company's CreditConnection service became commercially available in July 1996. The Dun & Bradstreet OneScore product was commercially released in October 1997. The CreditRevue Service Bureau product was introduced in January 1998. The Company's original strategy for CreditRevue Service Bureau was to enter into marketing alliances with established service bureau providers whereby such providers would re-market CreditRevue Service Bureau to their clients on a transaction fee basis. The Company is changing its strategy to focus on an application service provider (ASP) or other service bureau model built around its new eValuate software product and an enhanced CreditRevue product offering. New licenses for the original CreditRevue Service Bureau are no longer being offered. The Dun & Bradstreet Portfolio Monitoring service was introduced in June 1998 and the CreditOnline network, was announced in February 1999. In March 1999, the Company announced the introduction of CreditRevue Maestro, an automated analysis engine for evaluating and decisioning consumer and small business credit applications. During 1999, the CreditRevue Maestro product was renamed eValuate. eValuate became commercially available on a limited basis during the first quarter of 2001.

In February 2000, the Company announced the formation of two new wholly-owned subsidiaries: Credit Online, Inc. and CMSI Systems, Inc. Credit Online, Inc., which was created to focus on the Company's e-commerce strategy, intends to expand and enrich the Company's offerings in online lending for the automotive industry. Credit Online, Inc. also may leverage investments made in infrastructure to expand into additional vertical markets in the business-to-business Internet credit arena. CMSI Systems, Inc. intends to continue to provide the Company's line of licensed credit management software solutions, including CreditRevue.

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

Costs consist primarily of direct labor, temporary contract labor and office space. Contracts in progress are reviewed periodically, and revenues and earnings are adjusted based on revisions in contract value and estimated time to completion. The Company recognizes revenue for maintenance fees pro rata over the term of the related agreement, which is generally one year. Maintenance fees received in advance of revenue recognition are included in deferred revenue. In addition, as a convenience to its customers, the Company offers third-party computer hardware through various reseller arrangements. However, neither third-party hardware nor third-party software sales are a focus of the Company's overall marketing strategy. For the three months ended March 31, 2001, revenues from third-party hardware and software sales accounted for 0.9% and 2.8% of total revenues, respectively. Revenues from resales of third-party computer hardware and software are recognized at the time of shipment and installation.

Certain of the Company's products and services, including CreditConnection, Dun & Bradstreet's OneScore, Dun & Bradstreet's Portfolio Monitoring and the CreditOnline network are charged on a per transaction basis. As a result, the Company anticipates that transaction-based revenue will represent an increasing proportion of the Company's revenue. The Company's sales and marketing efforts will no longer be exclusively targeted at generating license-based revenue but will be increasingly focused on generating transaction-based revenue from prospective customers. The Company's anticipated future growth is based, in large part, on the success of these products and services and the transition to a transaction-based revenue stream. Accordingly, the failure by the Company to generate demand for the CreditConnection service, Dun & Bradstreet's OneScore, Dun & Bradstreet's Portfolio Monitoring, CreditOnline network, eValuate software, the occurrence of any significant technological problems, such as a system failure incurred prior to the implementation of a back-up computer system, any inadequacy of the Company's business interruption insurance to cover costs associated with system failure or business interruptions, or the failure of the Company to successfully manage the transition to a transaction-based revenue stream could have a material adverse effect on the Company's business, results of operations and financial condition.

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

As of March 31, 2001, the Company had 20 employees in its sales and marketing organization. The Company intends to hire additional sales and marketing personnel in the future to help the Company expand its market presence. Competition for such personnel is intense, and there can be no assurance that the Company can retain its existing sales personnel or that it can attract, assimilate or retain additional highly qualified sales persons in the future.
If the Company is unable to hire such personnel on a timely basis, the Company's business, results of operations and financial condition could be materially and adversely affected.

RESULTS OF OPERATIONS

Total Revenues. Total revenues increased 20.8% from $5.2 million in the three months ended March 31, 2000 to $6.3 million in the three months ended March 31, 2001. The primary factors affecting revenue growth in the quarter relate to increases in maintenance and service bureau revenues. The Company's revenues are derived from four sources: license and software development fees, maintenance fees, computer hardware sales and service bureau revenues.

License and Software Development Fees. CreditRevue accounted for virtually all of the Company's license and software development fee revenue in the quarter ended March 31, 2001. License and software development fees remained level at $2.6 million in the three month periods ended March 31, 2000 and 2001.

Maintenance Fees. Maintenance fees include fees from software maintenance agreements. Maintenance fees increased 22.0% from $1.5 million in the three months ended March 31, 2000 to $1.8 million in the three months ended March 31, 2001. The growth in these revenues during the periods presented was the result of increased maintenance fees associated with the increased number of licenses
of CreditRevue outstanding during such periods.    Maintenance fees related to
third-party software are also included in this category and with the increased number of installed CreditRevue systems, maintenance on the required third-party software is also increasing. Enhancements to previously installed CreditRevue systems performed by the Company's professional services staff are also subject to maintenance and contributed to the growth in maintenance revenues.

Computer Hardware Sales. Computer hardware sales revenues increased 13.1% from $49,000 in the three months ended March 31, 2000 to $55,400 in the three months ended March 31, 2001. Computer hardware sales revenue consists of revenues received from resales of third-party hardware in connection with the license and installation of the Company's software. The fluctuation in such revenues during these periods is the result of customer purchase preferences for computer hardware systems. In certain instances, CreditRevue customers have volume discount arrangements with hardware resellers making them eligible for discounts greater than those offered by the Company.

Service Bureau Fees. Service Bureau revenues originate from several sources including: CreditConnection transaction and interface fees, Credit Online network fees, Dun & Bradstreet OneScore and Portfolio Monitoring transaction and implementation fees. Total service bureau revenues increased 75.2% from $1.1 million for the three months ended March 31, 2000 to $1.9 million for the three months ended March 31, 2001. The CreditConnection service and Credit Online network generated $1.5 million of revenue in the quarter ended March 31, 2001 compared to $0.9 million for the quarter ended March 31, 2000, an increase of 72.7%. Revenue increases are the result of increases in the number of dealers and lenders enrolled in the CreditConnection service and the resulting growth in transaction volume. At March 31, 2001, there were approximately 386 dealers enrolled in the CreditConnection service compared to approximately 280 dealers at March 31, 2000.

Dun & Bradstreet OneScore and Dun & Bradstreet Portfolio Monitoring accounted for an aggregate revenue of $0.4 million in the quarter ended March 31, 2001, which represents an increase of 86.6% compared to the $0.2 million recorded in the quarter ended March 31, 2000.

Cost of License and Software Development Fees. Cost of license and software development fees consists primarily of salaries and benefits for in-house programmers, the cost of temporary contract labor and costs for office space. Cost of license and software development fees increased 58.5% from $1.4 million in the three months ended March 31, 2000 to $2.2 million in the three months ended March 31, 2001. As a percentage of license fee and software development revenue, cost of license and software development fees were 53.5% and 86.3% in the three months ended March 31, 2000 and 2001, respectively. The increase in cost of license and software fees as a percentage of license and software development fees relates to the fluctuation in the Company's quarterly revenues and the costs associated with in-house programmers and temporary contract labor. Revenue fluctuations result in corresponding fluctuations in the extent to which the Company employs temporary contractors and may also result in increases or
decreases in in-house programmer staffing as revenues increase or decrease.   Of
the $0.8 million increase in costs, $0.3 is the result of increased costs for temporary contractors and $0.3 is the result of increased in-house staffing.
The remaining $0.2 million increase relates to amortization of the eValuate software.

Costs of Maintenance Fees. Cost of maintenance fees consists primarily of personnel and related costs for customer maintenance and support. Cost of maintenance fees increased 36.7% from $0.3 million in the three months ended March 31, 2000 to $0.4 million in the three months ended March 31, 2001. As a percentage of maintenance fee revenue, cost of maintenance fees was 19.5% and 21.8% in the three months ended March 31, 2000 and 2001, respectively. The dollar increase in the cost of maintenance fees reflects increased costs associated with maintenance for third-party software for which the Company is a reseller.

As the number of CreditRevue systems in use increases, the base of installed third-party software is likewise increasing. Compared to first quarter 2000, there were a greater number of third-party software systems under contract. The costs associated with maintenance for these third-party software products resulted in increased costs of maintenance for the quarter ended March 31, 2001.

Cost of Computer Hardware Sales. Cost of computer hardware sales consists of the Company's cost of computer hardware resold to the Company's customers that are licensing CreditRevue and salaries and benefits for systems integration employees. Cost of computer hardware sales remained level at $0.1 million in the three months ended March 31, 2001 and March 31, 2000. As a percentage of computer hardware sales revenue, cost of computer hardware sales was 171.7% and 250.0% in the three months ended March 31, 2000 and 2001, respectively. The increase in the cost of computer hardware sales as a percent of revenue is the result of decreased hardware margins resulting from decreased hardware sales, while fixed expenses, primarily personnel-related in nature, remained relatively constant during the same period.

Cost of Service Bureau Revenues. Cost of service bureau fees consists primarily of personnel costs associated with the operation and support of the service bureau. Other costs of service bureau revenues include equipment rental expenses, communications network costs from third parties and hardware and software pass-through expenses. Service bureau costs increased 55.8% from $1.0 million for the three months ended March 31, 2000 to $1.6 million for the three months ended March 31, 2001. Cost of service bureau revenues as a percent of service bureau revenues were 97.0% and 86.2% for the three months ended March 31, 2000 and 2001, respectively. While service bureau costs increased 55.8%, corresponding service bureau revenues increased 75.2%. The increase in costs relates to increased labor costs related to additional field support personnel and fees associated with alliance partner revenue sharing arrangements for the CreditConnection service.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 34.5% from $2.7 million in the three months ended March 31, 2000 to $3.6 million in the three months ended March 31, 2001. Of this $0.9 million increase, approximately $0.7 million relates to costs, primarily legal, accounting and financial advising fees, incurred in connection with the Company's proposed merger with First American.

Research and Development Costs. Research and development costs consist primarily of salaries and benefits for in-house programmers. These costs increased $0.2 million, from $0.2 million for the quarter ended March 31, 2000 to $0.4 million for the quarter ended March 31, 2001. The increase is primarily due to costs incurred for the development of eValuate which were capitalized in during 2000, resulting in higher year to year research and development expenses being recorded. Overall research and development staffing at March 31, 2001 was 19 compared to 25 at March 31, 2000.

Interest Income (Expense). Net interest income for the three months ended March 31, 2001 of $31,690 was slightly less than net interest income for the three months ended March 31, 2000 of $41,243. Lower average invested cash balances were responsible for the decline in net interest income.

LIQUIDITY AND CAPITAL RESOURCES

The Company has primarily funded its working capital needs, operating losses and investments in property and equipment from the net proceeds from the Company's initial public offering completed in December 1996. During the three months ended March 31, 2000, the Company generated net cash in operating activities of $0.6 million. During the three months ended March 31, 2001, the Company consumed $2.4 million of cash in operating activities. The $3.0 million decrease in cash flow from operations resulted from an increase in the net loss of $1.6 million, increased payments made on outstanding accounts payable, which consumed $0.7 million more in the first quarter of 2001 as compared to the comparable period in 2000, and a net decrease of $0.8 million in billings in excess of costs and estimated gross profit on uncompleted contracts.

The Company's cash used in or provided by investing activities consisted principally of investments in property and equipment and the sale of investments. During the three months ended March 31, 2001, investments totaling $2.5 million were liquidated to fund the $2.1 million in operating losses for the quarter. This compares to a net increase in investments of $1.0 million for the three months ended March 31, 2000. During each of the three month periods ended March 31, 2000 and March 31, 2001, the Company invested a total of $0.2 million in property and equipment. These investments were directly attributable to the Company's growth in operations. The Company does not have any material commitments for the purchase of property and equipment at March 31, 2001.

The Company has historically relied principally on its bank line of credit and proceeds from its initial public offering completed in December 1996 for its financing needs. The Company received $22.1 million of net proceeds from its initial public offering. The Company maintains a secured bank line of credit in the amount of $1.5 million, of which the balance outstanding at March 31, 2001 was approximately $0.8 million. The line of credit bears interest at the bank's prime rate per annum plus 1% (9.5% at March 31, 2001). Further, the bank's line of credit requires the bank's written consent prior to, among other things, the payment of cash dividends, the Company's engagement in a substantially different business activity, or the purchase by the Company of any interest in another enterprise or entity.

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

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS, FINANCIAL CONDITION AND THE MARKET PRICE OF SECURITIES.

In addition to the other information in this Report, the following factors should be carefully considered in evaluating the Company and its business. The risks and uncertainties described below are not the only ones facing the Company and there may be additional risks that the Company does not presently know of or that it currently deems immaterial. All of these risks and uncertainties could cause actual results to differ materially from the results discussed in the forward-looking statements contained in this Report. If any of the following risks actually occur, the Company's business, financial condition, cash flow or results of operations could be materially adversely affected. In such case, the trading price of the Company's common stock could decline.

The Proposed Merger with First American May Not Be Completed. If the proposed merger with First American is not completed for any reason, the Company may be subject to a number of material risks, including the following:

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

Dependence on CreditRevue Product Line. License fees, maintenance fees and third-party computer hardware sales associated with licenses and installations of CreditRevue accounted for the majority of the Company's revenues through March 31, 2001. Although the Company introduced its CreditConnection service in the fourth quarter of 1996, its Dun & Bradstreet OneScore Service in the fourth quarter of 1997, its CreditRevue Service Bureau in January 1998, and its CreditOnline network in February 1999, the Company expects that revenues generated from licenses and installations of CreditRevue will continue to account for a significant portion of the Company's revenues for the foreseeable future. The life cycles of the Company's products and services are difficult to predict due to the effect of new product and service introductions or software enhancements by the Company or its competitors, market acceptance of new and enhanced versions of the Company's products and services, and competition in the Company's marketplace. A decline in the demand for CreditRevue, whether as a result of competition, technological change, price reductions or otherwise, could have a material adverse effect on the Company's business, results of operations and financial condition.

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

In addition, the Company has formed strategic alliances with companies that re-market the CreditConnection service or CreditOnline network, and with Dun & Bradstreet for the marketing of OneScore and Portfolio Monitoring. There can be no assurance that these relationships will be successful. Moreover, there can be no assurance that these companies will actively re-market the CreditConnection service, CreditOnline network or OneScore or Portfolio Monitoring. The failure by the Company to leverage and maintain its existing re-marketing relationships, or to establish new relationships in the future, because of a divergence of interests, acquisition of one or more of these third parties or other reasons, could have a material adverse effect on the Company's business, results of operations and financial condition.

Dependence on Large License Fee Contracts and Customer Concentration. A relatively small number of customers have accounted for a significant percentage of the Company's revenues. License fees for CreditRevue are based on a percentage-of-completion method on a cost-incurred basis with the final installment being paid in full upon acceptance of the Company's software. The Company receives continuing revenues on CreditRevue from annual maintenance agreements which commence upon acceptance of the software by the customer. Maintenance agreements are renewable annually by the customer, and the license agreements are generally co-terminous with the maintenance agreements. Although the Company has experienced a high degree of customer loyalty, the Company cannot predict how many maintenance agreements will be renewed or the number of years of renewal. Revenues generated by the Company's 10 largest customers accounted for 56.6% and 55.1% of total revenues in 2000 and 1999, respectively. One of the Company's customers individually accounted for 10% or more of total revenues in 2000. None of the Company's customers individually accounted for 10% or more of total revenues in 1999. The Company expects that a limited number of customers will continue to account for a significant percentage of revenue for the foreseeable future. The loss of any major customer or any reduction or delay in orders by any such customer, delay or deferral in configurations or enhancements by such customers or the failure of the Company to successfully market its products or services to new customers, could have a material adverse effect on the Company's business, results of operations and financial condition.

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

Management of Changing Business. The Company has experienced significant changes in its business, such as changes in the Company's staff and an expansion in the Company's customer base and the development of new products, services and enhancements to its software, including the commercial release of CreditConnection in 1996, Credit Revue Service Bureau in 1998 and the CreditOnline network in 1999. Such changes have placed and may continue to place a significant strain upon the Company's management, systems and resources. As of March 31, 2001, the Company had 188 employees up from 180 employees at March 31, 2000. The Company's ability to compete effectively and to manage future changes will require the Company to continue to improve its financial and management controls, reporting systems and procedures and budgeting and forecasting capabilities on a timely basis and expand its sales and marketing work force, and train and manage its employee work force. There can be no assurance that the Company, or the Company's current management, will be able to manage such changes successfully. The Company's failure to do so could have a material adverse effect upon the Company's business, results of operations and financial condition.

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

Rapid Technological Change; Risk Associated with New Products, Services or Enhancements. The credit processing software products and services industry in which the Company competes is characterized by rapid technological change, frequent introductions of new products and services, changes in customer demands and evolving industry standards. The introduction or announcement of new products, services or enhancements by the Company or one or more of its competitors embodying new technologies or changes in industry standards or customer requirements could render the Company's existing products or services obsolete or unmarketable. Accordingly, the life cycles of the Company's products are difficult to estimate. The Company's future results of operations will depend, in part, upon its ability to enhance its products and services and to develop and introduce new products and services on a timely and cost-effective basis that will keep pace with technological developments and evolving industry standards, as well as address the increasingly sophisticated needs of the Company's customers. There can be no assurance that these new products and services will gain market acceptance or that the Company will be successful in developing and marketing new products or services that respond to technological change, evolving industry standards and changing customer requirements, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products or services, or that its new products or services will adequately meet the requirements of the marketplace and achieve any significant degree of market acceptance. In addition, a majority of the Company's current products operates in the UNIX operating system. Although the Company's software is designed to work with other operating environments, a requirement to port to a different operating system could be costly and time consuming and could have a material adverse effect on the Company's business, results of operations and financial condition. Failure of the Company to develop and introduce, for technological or other reasons, new products and services in a timely and cost-effective manner could have a material adverse effect on the Company's business, results of operations and financial condition. Furthermore, the introduction or announcement of new product or service offerings or enhancements by the Company or the Company's competitors may cause customers to defer or forgo purchases of the Company's products or services, which could have a material adverse effect on the Company's business, results of operations and financial condition.

System Interruption and Security Risks; Potential Liability; Possible Lack of Adequate Insurance; and System Inadequacy. The Company's operations are dependent, in part, on its ability to protect its system from interruption by damage from fire, earthquake, power loss, telecommunication failure, unauthorized entry or other events beyond the Company's control. The Company's computer equipment constituting its central computer system, including its processing operations, is located at a single site. The Company relocated operations to new leased facilities in Annapolis Junction, MD in late 1998. The new facilities, which include the Company's main data center, have become the primary production center for the Company's data processing needs. The Company currently does not have a separate back up facility to mitigate certain substantial risks, including temporary interruptions resulting from damage caused by any one or more of the foregoing factors or due to other causes including computer viruses, hackers or similar disruptive problems. While the Company maintains $1.6 million of property insurance coverage, business interruption insurance coverage, $2.0 million of errors and omissions insurance coverage and $10.0 million of umbrella insurance coverage, such insurance may not be adequate to compensate the Company for all losses that may occur or to provide for costs associated with system failure or business interruption. Any damage or failure that causes interruptions in the Company's operations could have a material adverse effect on the Company's business, results of operations and financial condition.

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

Government Regulation and Uncertainties of Future Regulation. The Company's current and prospective customers, which consist of state and federally chartered banks, saving and loan associations, credit unions, consumer finance companies and other consumer lenders, as well as customers in the industries that the Company may target in the future, operate in markets that are subject to extensive and complex federal and state regulations. While the Company may not itself be directly subject to such regulations, the Company's products and services must be designed to work within the extensive and evolving regulatory constraints in which its customers operate. These constraints include federal and state truth-in-lending disclosure rules, state usury laws, the Equal Credit Opportunity Act, the Fair Credit Reporting Act and the Community Reinvestment Act. Furthermore, some consumer groups have expressed concern regarding the privacy and security of automated credit processing, the use of automated credit scoring tools in credit underwriting, and whether electronic lending is a desirable technological development in light of the current level of consumer debt. The failure by the Company's products and services to support customers' compliance with current regulations and to address changes in customers' or the Company's regulatory environments, or to adapt to such changes in an efficient and cost-effective manner, could have a material adverse effect on the Company's business, results of operations and financial condition.

Control by Existing Stockholders. Assuming no exercise of outstanding options, James R. DeFrancesco, the Company's co-founder and Scott L. Freiman, the Company's President and Chief Executive Officer collectively beneficially own approximately 48% of the outstanding shares of Common Stock. As a result, these stockholders will be able to exercise control over matters requiring stockholder approval, including the election of directors, and the approval of mergers, consolidations and sales of all or substantially all of the assets of the Company, including the vote on the Company's proposed merger with First American. With regard to the vote on the First American merger, Messrs. DeFrancesco and Freiman have executed Voting Agreements with respect to shares representing, in the aggregate, approximately 48% of the outstanding shares of Common Stock, pursuant to which they have agreed to vote for the merger. This may prevent or discourage tender offers for the Company's Common Stock.

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

Effect of Certain Charter Provisions; Anti-takeover Effects of Certificate of Incorporation, Bylaws and Delaware Law. The Company's Board of Directors has the authority to issue up to 1,000,000 shares of Preferred Stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights of those shares without any further vote or action by the stockholders. The Preferred Stock could be issued with voting, liquidation, dividend and other rights superior to those of the Common Stock. The rights of the holders of Common Stock will be subject to, and may be adversely affected by the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock could have the effect of making it more difficult for a third-party to acquire a majority of the outstanding voting stock of the Company. Further, certain provisions of the Company's Certificate of Incorporation, including provisions that create a classified Board of Directors, and certain provisions of the Company's Bylaws and of Delaware law could delay or make more difficult a merger, tender offer or proxy contest involving the Company. The Company currently has no plans to issue Preferred Stock, and the Merger Agreement with First American substantially limits the Company's ability to issue equity securities without the prior consent of First American.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

  The Company is not a party to any material legal proceedings.

ITEM 2.  CHANGES IN SECURITIES

   None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

   None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

ITEM 5.  OTHER INFORMATION

   None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a) EXHIBITS.

   2.1 Agreement and Plan of Merger by and among The First American Corporation, Rusti Corp. and the Company, dated as of January 30, 2001*.

   10.1 Form of Voting Agreement, dated as of January 30, 2001, by and among The First American Corporation and certain stockholders of the Company.*

   10.2 Amendment, dated January 15, 2001, to Consulting Agreement between Businessliner, Inc. and the Company**.

   * Incorporated by reference to exhibits filed with the Company's Current Report on Form 8-K filed on February 2, 2001.

   ** Incorporated by reference to exhibits filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

  (b) REPORTS ON FORM 8-K.

  On February 2, 2001, the Company filed a Current Report on Form 8-K reporting that it had entered into an Agreement and Plan of Merger with First American and Rusti Corp.

  On March 8, 2001, the Company filed a Current Report on Form 8-K reporting that it had issued a press release announcing (1) the Company's financial results for the fiscal year ended December 31, 2000, and (2) that Miles Grody had resigned from the Company's Board of Directors and departed from his positions as President of the Company's CMSI Systems, Inc. subsidiary and a Senior Vice President of the Company.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 CREDIT MANAGEMENT SOLUTIONS, INC.
                                            (Registrant)

            Date: May 14, 2001   By: /s/ Scott L. Freiman
                                 -----------------------------------
                                 Scott L. Freiman
                                 President, Chief Executive Officer
                                 and Director
                                 (Principal Executive Officer)


            Date: May 14, 2001   By: /s/ Robert P. Vollono
                                 -----------------------------------
                                 Robert P. Vollono
                                 Senior Vice President, Treasurer, Chief
                                 Financial Officer and Director (Principal
                                 Financial and Accounting Officer)

                                 EXHIBIT INDEX


   2.1 Agreement and Plan of Merger by and among The First American Corporation, Rusti Corp. and the Company, dated as of January 30, 2001*.

   10.1 Form of Voting Agreement, dated as of January 30, 2001, by and among The First American Corporation and certain stockholders of the Company.*

   10.2 Amendment, dated January 15, 2001, to Consulting Agreement between Businessliner, Inc. and the Company**.

   * Incorporated by reference to exhibits filed with the Company's Current Report on Form 8-K filed on February 2, 2001.

   ** Incorporated by reference to exhibits filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.